Form 10QSB
period 1999-09-30
LITEWAVE CORP
filed 1999-11-16
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                              FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 1999

                                  OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                     Commission File No. _________


                            LITEWAVE CORP.
  -------------------------------------------------------------------
            (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                             95-4763671
(State or other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                  Identification No.)


3300 NE 191st Street, Suite 1015, Aventura, Florida              33180
(Address of Principal Executive Offices)                    (Zip Code)


Issuer's Telephone Number                               (305) 805-0344


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]    NO [ ]

    As of September 30, 1999: 2,500,000 shares of common stock were outstanding.

         TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Managements Discussion and Analysis or Plan of Operation


Part II.  Other Information
--------
Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security holders

Item 5.   Other Information

Item 6.   Exhibits and reports on form 8-K

          SIGNATURES

                                PART I

ITEM 1.  FINANCIAL STATEMENTS


                            LITEWAVE CORP.
         (formerly Homefront Safety Services Of Nevada, Inc.)
                     (A Development Stage Company)

                         FINANCIAL STATEMENTS
                  (Unaudited Prepared by Management)

                          SEPTEMBER 30, 1999

                                         LITEWAVE CORP.
                      (formerly Homefront Safety Services Of Nevada, Inc.)
                                 (A Development Stage Company)
                                         BALANCE SHEETS
                               (Unaudited Prepared by Management)


                                        September 30,            December 31,
                                        1999                     1998

ASSETS

Accounts receivable                     $     1,514              $    -

Advances receivable                          27,326                   -

Capital assets (Note 3)                     123,614                   -
                                        -----------              ------------
                                        $ 1,262,454              $    -
                                        ===========              ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Bank indebtedness                  $   182,802              $    -
     Accounts payable and
       accrued liabilities                   17,642                   680

     Equipment Contract payable             871,000                   -

     Loan payable (Note 4)                  685,315                   -
                                        -----------              ------------
                                          1,758,759                   680
                                        -----------              ------------
Stockholders' deficit
     Capital stock (Note 5)
          Authorized
            25,000,000 common shares
            with a par value of $0.001
          Issued
            2,500,000 common shares
            (December 31, 1998
            2,500,000 common shares)          2,500                 2,500
     Additional paid in capital                 840                   840
     Deficit accumulated during
       the development stage               (499,645)               (4,020)
                                        -----------              ------------
                                           (496,305)                 (680)
                                        -----------              ------------

                                        $ 1,262,454              $    -
                                        ===========              ============


History and organization of the Company (Note 1 (ii))
Subsequent events and commitments (Note 8)

The accompanying notes are an integral part of these financial statements.


                                         LITEWAVE CORP.
                      (formerly Homefront Safety Services Of Nevada, Inc.)
                                 (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                               (Unaudited Prepared by Management)


                    Cumulative
                    Amounts From
                    Inception on        Three Month Period Ended           Nine Month Period Ended
                    June 30, 1989       Sept. 30,      Sept. 30,          Sept. 30,     Sept. 30,
                    to Sept. 30, 1999    1999           1998                1999           1998

INCOME
  Interest Income           56                 56                                 56

EXPENSES
  Amortization      $    1,218           $    406       $   -              $   1,218      $    -
  Consulting           198,003             96,886           -                198,003           -
  General and
    administrative      67,703             52,438           -                 63,683           -
  Marketing and
    advertising         35,163              4,577           -                 35,163           -
  Rent                  22,686              9,513           -                 22,686           -
  Telephone             21,377              7,298           -                 21,377           -
  Travel               153,551            122,448           -                153,551           -
                    ----------          ---------      ---------           ---------      ---------
                       499,701            293,566                            495,681
                    ----------          ---------      ---------           ---------      ---------

Loss for the period $ (499,645)         $(293,510)     $    -              $(495,625)     $    -
                    ==========          =========      =========           =========      =========

Basic and dilutive
  Loss per share                        $  (0.12)      $    -              $  (0.20)      $    -
                    ==========          =========      =========           =========      =========

Weighted average number of
     common shares
     outstanding                        2,500,000      2,000,000           2,500,000      2,000,000
                    ==========          =========      =========           =========      =========


The accompanying notes are an integral part of these financial statements.

                                           LITEWAVE CORP.
                        (formerly Homefront Safety Services Of Nevada, Inc.)
                                    (A Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 (Unaudited Prepared by Management)


                                                                      Deficit
                                                                      Accumulated
                              Capital Stock            Additional     During the
                         ---------------------         Paid-in        Development
                         Shares         Amount         Capital        Stage               Total


Balance, December 31,
  1995, 1996 and 1997    2,000,000    $  2,000       $    -          $   (2,000)        $     -

  Shares issued for
    services               500,000         500             840             -                 1,340

  Loss for the year           -           -               -              (2,020)            (2,020)
                         ---------   ---------       ----------      ----------         ----------

Balance, December 31,
  1998                   2,500,000       2,500             840           (4,020)              (680)

  Loss for the period         -           -               -            (495,625)          (495,625)
                         ---------   ---------       ----------      ----------         ----------

Balance, Sept. 30,
  1999                   2,500,000    $  2,500       $     840       $ (499,645)        $ (496,305)
                         =========   =========       ==========      ==========         ==========


The accompanying notes are an integral part of these financial statements.

                                           LITEWAVE CORP.
                        (formerly Homefront Safety Services Of Nevada, Inc.)
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                 (Unaudited Prepared by Management)


                                        Cumulative
                                        Amounts From
                                        Inception on
                                        June 30, 1989            Sept. 30,           Sept. 30,
                                        to Sept. 30, 1999        1999                1998


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                   $  (499,645)             $ (495,625)        $(1,680)
  Adjustment to reconcile loss to net
    cash used in operating activities:
      Amortization                            1,218                   1,218               -
      Issuance of common shares
        for services                          1,340                    -                  -

  Changes in non-cash working capital items
    Increase in accounts receivable          (1,514)                 (1,514)              -
    Increase in accounts payable
      and accrued liabilities               889,642                 887,962
            680
                                        -----------              ----------          ----------
  Net cash used in operating activities     391,041                 392,041          (1,000)
                                        -----------              ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets              1,234,832               1,234,832               -
                                        -----------              ----------          ----------

  Net cash used in investing activities   1,234,832               1,234,832               -
                                        -----------              ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances receivable                       (27,326)                (27,326)
  Loan payable                              685,315                 685,315               -
  Issuance of capital stock                   1,000                    -              1,000
                                        -----------              ----------          ----------

  Net cash provided by financing
    activities                              658,989                 657,989           1,000
                                        -----------              ----------          ----------

Change in cash and cash equivalents
  for the period                          (184,802)                (184,802)              -

Cash and cash equivalents
  at the beginning of period                   -                       -                  -
                                        -----------              ----------          ----------

Cash and cash equivalents
  at the end of period                  $ (184,802)              $ (184,802)        (184,802)
              $    -
                                        ===========              ==========          ==========

Cash and cash equivalents consists of:
  Cash and cash equivalents             $      -                 $     -            $     -
  Bank indebtedness                      (184,802)                 (184,802)              -
                                        -----------              ----------          ----------
                                        $(184,802)               $ (184,802)        $     -
                                        ===========              ==========          ==========

Cash paid during the period for:
  Interest                              $      -                 $     -             $    -
  Income taxes                                 -                       -                  -
                                        ===========              ==========          ==========


The accompanying notes are an integral part of these financial statements.

                            LITEWAVE CORP.
         (formerly Homefront Safety Services Of Nevada, Inc.)
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                  (Unaudited Prepared by Management)
                          SEPTEMBER 30, 1999


1. (i) BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and
Article 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10SB for the year ended December 31, 1998.

  (ii) HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc. and issued 10,000 common shares for $1,000 in cash. The Company currently has no operations and, in accordance with SFAS#7, is considered a development stage company. On April 26, 1999, the Company changed its name to Litewave Corp.

2.   SIGNIFICANT ACCOUNTING POLICIES

Foreign currency translation

The Company accounts for foreign currency transactions and translation of foreign currency financial statements under Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.
Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.
Non monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in income. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in earnings.

Stock-based compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Financial instruments

The Company's financial instruments consist of accounts receivable, advances receivable, bank indebtedness, accounts payable and accrued liabilities and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

Loss per share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Under FAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Capital assets

Capital assets, being computer equipment, are recorded at cost less accumulated amortization. Amortization will be provided for over their useful life using the declining balance method at a rate of 30% per annum.

New accounting standards

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

Comprehensive income

In 1998, the Company adopted Statement of Financial Accounting
Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income".
This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 1998.

3.   CAPITAL ASSETS

                                        Accumulated        Net
                          Cost          Amortization       Book Value

Computer equipment       $   10,832       $   1,218        $    10,020
IP Telephony Equipment    1,224,000                          1,224,000
                          ---------       ---------         ----------
                          1,234,832           1,218          1,233,614
                         ==========       =========         ==========

4.   LOAN PAYABLE

The loan payable is a short-term loan that is non-interest bearing and has no fixed terms of repayment.


5.   CAPITAL STOCK

Additional paid-in capital

The excess of proceeds received for common shares over their par value of $0.001, less share issue costs, is credited to additional paid in capital.

6.   INCOME TAXES

The Company's total deferred tax asset at September 30 is as follows:


                                                       (Audited)
                                September 30, 1999   December 31, 1998

Tax benefit of net operating
  loss carryforward                $  104,505          $   424
Valuation allowance                  (104,505)            (424)
                                   -----------         ----------
                                   $     -             $    -
                                   ===========         ==========

The Company has a net operating loss carryforward of approximately $497,645 (1998 - $2,020). The valuation allowance increased by
$104,121 from $424 during the nine month period ended September 30, 1999.

     The operating loss carryforwards expire as follows:

          2005                $    2,020
          2006                   496,625
                              ----------
                              $  497,645
                              ==========

The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


7.   SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING,
     AND INVESTING ACTIVITIES

The significant non-cash transactions for the year ended December 31, 1998 consisted of the Company issuing 500,000 common shares at a deemed value of $1,340 as consideration for services rendered.

The significant non-cash transactions for the period ended September 30, 1999 were acquisition of IP Telephony equipment $1,224,000, with vendor 30 day financing in the amount of $353,000 and 120 day vendor financing in the amount of $518,000.


8.   SUBSEQUENT EVENTS AND COMMITMENTS

     a) On April 19, 1999, the Company entered into an agreement to purchase all the assets, intellectual property and technology of International Communications and Equipment, Inc. As consideration for the purchase, the Company will issue 10,300,000 common shares.

     b) On September 10, 1999, the Company entered into a joint venture agreement with Crosna Research & Production Association ("Crosna"), incorporated under the laws of the Russian Federation, to set up an Internet Protocol-telephone network in a number of regions of the Russian Federation. The agreement calls for the Company to incorporate a company under the laws of the Russian Federation and contribute, in phases, up to $30,000,000 of equipment to the new company.

     c) On September 22, 1999, the Company placed an order with Clarent Corporation effective October 1, 1999 for the purchase of $1.224 million of VoIP equipment and software for set up of operations for the Crosna joint venture project.


ITEM 2.  PLAN OF OPERATION

GENERAL

The Company is a development-stage company whose primary business is the development and delivery of telecom network solutions, products and services to the global marketplace, and the expansion of worldwide digital, voice, data and image delivery services via ultra modern fiber optic, internet circuit, satellite and Public Switched Telephone Network (PSTN) systems. The network deployment will utilize gateways, digital signal processors, and routers coupled to trans-oceanic fiber optics networks with both originating and terminating facilities installed in North America, Western Europe, Asia, Russia, China, Indonesia, and other regions.

The Company has not yet completed the exercise of installing and operating its initial Voice over Internet Protocol (VoIP) based telecommunications system which will provide long distance calling services to people in Moscow, St. Petersberg, Yazoslavl and Volgogzad within and outbound from the Russian Federation.

The initial equipment has been ordered, and the gateways have been shipped to Russia. During the fourth quarter, the Company intends to install and test the network in Russia with the command center in the USA, with the expectation of live operation during the first quarter of year 2000. The forecasted traffic volumes are anticipated to provide positive cash flow within approximately three months of startup, including providing for payment of the outstanding balance of the equipment order financed by Clarent Corporation.

The Company plans to expand its network into other European countries during the year 2000, carrying long distance traffic for national and regional exchange carriers from country to country. This expansion will be financed from equity, debt and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At September 30, 1999, the Company had a working capital deficiency of approximately $184,802 in bank indebtedness, and current payables of $17,642. Since that date, sufficient shareholder loans have been advanced to cover the bank indebtedness and fund current operations.

While management currently anticipates that a debt or equity financing will forthcoming, sufficient to allow it to complete the company's initial phase VoIP network deployment in Russia, no assurances can be given that the Company will be able to do so. Further, the Company will need to secure additional funds to allow it to enter into its subsequent installations of gateways in other European countries.

No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand its network development efforts over the next 12 months. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

FORWARD-LOOKING STATEMENTS

The Registrant cautions readers that certain important factors may affect the Registrant's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this document or that are otherwise made by or on behalf of the Registrant. For this purpose, any statements contained in the Document that are not statements of historical fact may be deemed to be forward-looking statements. This Registration contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Registrant, its directors or its officers with respect to, among other things: (i) trends affecting the Registrant's financial condition or results of operations for its limited history; (ii) the Registrant's business and growth strategies; (iii) the Internet and telecommunications commerce; and, (iv) the Registrant's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Registrant's limited operating history, dependence on continued growth in the use of the Internet, the Registrant's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.



                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

On September 22, 1999, the registrant placed an order for $1.224 million of VoIP equipment and software with Clarent Corporation, and took delivery of the first five gateways effective October 1, 1999. The equipment order consists of 5 digital GC-E120-3 E1 Span gateways, 2 digital GC-T096-3 T1 Span gateways, 792 FC-3 analog or digital ports, 28 pieces command center, database server, associated installation hardware, together with all software necessary to operate the network. Terms were $353,000 on placement of the order, $353,000 by 9-29-99 and $518,000 due 120 days from date of shipment.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     NONE


                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LITEWAVE  CORP.


    /s/ Kenneth Martin                        Dated: November 12, 1999
    Kenneth Martin,
    Chairman, Chief Executive Officer



    /s/ Ian Lambert                           Dated: November 12, 1999
    Ian Lambert,
    Chief Financial Officer, Secretary, Director