Form 10QSB/A
period 1999-09-30
LITEWAVE CORP
filed 1999-11-22
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                             FORM 10-QSB/A

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 1999

                                  OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                     Commission File No. 000-27713


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


                            LITEWAVE CORP.
         (formerly Homefront Safety Services Of Nevada, Inc.)
                     (A Development Stage Company)

                         FINANCIAL STATEMENTS
                  (Unaudited Prepared by Management)

                          SEPTEMBER 30, 1999

                                         LITEWAVE CORP.
                      (formerly Homefront Safety Services Of Nevada, Inc.)
                                 (A Development Stage Company)
                                         BALANCE SHEETS
                               (Unaudited Prepared by Management)


                                        September 30,            December 31,
                                        1999                     1998

ASSETS

Accounts receivable                     $     1,514              $    -

Advances receivable                          27,326                   -

Capital assets (Note 3)                   1,233,614                   -
                                        -----------              ------------
                                        $ 1,262,454              $    -
                                        ===========              ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Bank indebtedness                  $   182,802              $    -
     Accounts payable and
       accrued liabilities                   17,642                   680

     Equipment Contract payable             871,000                   -

     Loan payable (Note 4)                  685,315                   -
                                        -----------              ------------
                                          1,758,759                   680
                                        -----------              ------------
Stockholders' deficit
     Capital stock (Note 5)
          Authorized
            25,000,000 common shares
            with a par value of $0.001
          Issued
            2,500,000 common shares
            (December 31, 1998
            2,500,000 common shares)          2,500                 2,500
     Additional paid in capital                 840                   840
     Deficit accumulated during
       the development stage               (499,645)               (4,020)
                                        -----------              ------------
                                           (496,305)                 (680)
                                        -----------              ------------

                                        $ 1,262,454              $    -
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


                            LITEWAVE  CORP.


    /s/ Kenneth Martin                        Dated: November 22, 1999
    Kenneth Martin,
    Chairman, Chief Executive Officer



    /s/ Ian Lambert                           Dated: November 22, 1999
    Ian Lambert,
    Chief Financial Officer, Secretary, Director