Form 10KSB
period 1999-12-31
LITEWAVE CORP
filed 2000-04-17
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB


[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________to____________


                 Commission File Number: 0-27713


                          LITEWAVE CORP.
  --------------------------------------------------------------
          (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                        95-4763671
(State or other Jurisdiction                        (IRS Employer
of Incorporation or Organization)             Identification No.)


  11300 W. Olympic Boulevard, Suite 800, Los Angeles, CA  90064
             (Address of Principal Executive Offices)

                          (604) 633-2342
                   (Issuer's Telephone Number)

      Securities registered under Section 12(b) of the Act:

                               NONE

      Securities registered under Section 12(g) of the Act:

                           Common Stock
                   ----------------------------
                         (Title of Class)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
ninety (90) days.                                 YES [X]  NO [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form
10-KSB or any amendment to this Form 10-KSB.                  [X]

The Registrant's operational revenues for its most recent fiscal year ending December 31, 1999 were $ Nil. The Registrant's Common Shares outstanding at March 30, 2000 was 2,500,000. The aggregate market value based on the voting stock held by non-affiliates as of March 30, 2000 was $2,500,000 (based on 2,500,000 shares and on an average of bid and asked prices of $1.00).

Except for the historical information contained herein, the matters set forth in this Form 10-KSB are forward looking statements within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements.

DOCUMENTS INCORPORATED BY REFERENCE

Audited Annual Financial Statements

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

The Registrant is a development stage telecommunications company with headquarters in Los Angeles, California and a satellite office in Vancouver, B.C. Canada.

The primary business of the Registrant is the development and delivery of telecom network solutions, products and services to the global marketplace, and the expansion of worldwide digital, voice, data and image delivery services via ultra modern fiber optic, internet circuit, satellite and Public Switched Telephone Network (PSTN) systems. The network deployment that is planned will utilize gateways, digital signal processors, and routers coupled to trans-oceanic fiber optics networks with both originating and terminating facilities installed in North America, Western Europe, Asia, Russia, China, Indonesia, and other regions.

The Registrant expects to develop and expand through strategic partnerships and joint venture agreements with government telephone companies or Post, Telegraph & Telecommunications (PTT) and Internet Service Provider (ISP) companies. Several PTT companies have expressed interest in working with the Registrant to develop telecom programs with the Registrant. These include Russia with Incomtel TG (Moscow), Malta with The M. Demajo Group, and Indonesia with Elephantnet Inc.

The Registrant plans to deploy a telecommunications network by setting up circuit switches, voice-over-the-Internet protocol
(VoIP) servers, and direct circuit connections, all of which provide international long distance services and offer a suite of enhanced services to its customer base. Through partnering arrangements with local exchange operators and carriers, the Registrant plans to accelerate deployment of its services in its initial targeted countries and thereafter to several other countries where relationships exist.

The Registrant was incorporated in the State of Nevada on June 30, 1989 under the name "Homefront Safety Services of Nevada Inc." On April 26, 1999, by majority vote of the Shareholders and the Board of Directors, the Registrant's name was changed to "LITEWAVE CORP." The Registrant's principal executive office is located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064, with a satellite office at Suite 402, 609 West Hastings Street, Vancouver, B.C. V6B 4W4.

On October 20, 1998, pursuant to the Information Statement filed with the National Association of Security Dealers, Regulations Inc., by the Registrant under provisions of Section 15(c)2-11
(a)5 of the Securities and Exchange Act of 1934 as amended, the Registrant received permission for quotation on the National Association of Security Dealers Bulletin Board (NASD OTC-BB). Subsequently, the Registrant's common shares were eligible to be quoted on the NASD Bulletin Board on October 20, 1998.

On April 19, 1999, the Registrant entered into a Technology Purchase and Assignment Agreement to acquire the assets of and the world-wide rights to the technology of International Communications and Equipment, Inc. ("ICE") a telecom connectivity, products, and services company, based in Kirkland, Washington. The ICE technology covers intellectual property, contacts, strategic partnerships and capital equipment configured to deploy a telecommunications network by setting up circuit switches, satellite connectivity, Voice-over-the-Internet Protocol servers, direct circuit connections, to provide international long distance services and offer additional enhanced services to its customer base. Consideration for the acquisition of ICE assets was to consist of 10,300,000 common shares of the Registrant's restricted capital stock.

The execution of the agreement with ICE was completed in conjunction with the name change to LiteWave Corp. Mr. Ken
Martin, founder and Chief Executive Officer of ICE, was appointed
Chief Executive Officer and Director of the Registrant.

Based on a verbal agreement negotiated during late December, 1999, and signed on January 7, 2000, the agreement with ICE was rescinded due to lack of progress by both parties in financing and developing the business opportunity envisioned by the agreement with ICE. Mr. Martin resigned as Chief Executive Officer and Director of the Registrant and the 10,300,000 shares were not issued.

As a result of the rescission of the April 19, 1999 Agreement, the Registrant ("LITEWAVE") and ICE may both pursue any business activities they so choose, without interference from the other party. Additionally, an agreement has been reached between LITEWAVE and ICE whereby LITEWAVE will assign all its right, title and interest in its Russian Federation Joint Venture IP Telephony Project pursuant to an agreement between LITEWAVE and NPO ZAO Crosna dated September 10, 1999 (the "Crosna Project"), in return for ICE agreeing to the following: (1.) Paying to LITEWAVE a total of US $1,100,000 from profits generated by the Crosna Project as reimbursement of costs incurred by LITEWAVE to date, at the rate of 20% of ICE's share of the Crosna Project profits earned, payable monthly. (2.) Paying to LITEWAVE a bonus of 10% of ICE's net profits earned (not including management bonuses) should the Crosna Project process 200,000,000 minutes of traffic in an eighteen month period commencing from the time of full operation, either within the Russian Federation, or originating from the Russian Federation to other countries. (3.) Paying any proceeds of lease funds or any return credit or sale proceeds for existing equipment toward the outstanding balance of the amount due pursuant to paragraph 1. (4.) Accepting any financial responsibility that LITEWAVE might have with respect to the project, and indemnifying LITEWAVE from any further responsibility for such claims by any or all of those parties. There is no certainty that LITEWAVE will receive any proceeds pursuant to paragraphs (1) or (2) above.

At this time, the Registrant has not completed any major financing, but continues to seek $2 to $3 million in equity financing. Certain parties have advanced the necessary capital to permit the Company to continue operations (see Item 2. Plan of Operation). There is no guarantee that this will continue, and the Company will need to raise further working capital to execute its business plan. At December 31, 1999 the Company was in a working capital deficit position of approximately $1,064,765, including interest-free loans. At present, the Company has two full time employees, though this may be increased as required and funding permits.

B.  BUSINESS OF THE REGISTRANT

The Registrant is an emerging international telecommunications company focused primarily on international connectivity solutions and the international long distance market. The Registrant plans to offer highly reliable, low-cost switched and Internet driven services on a wholesale and retail basis. The Registrant is in the process of formulating joint venture agreements with telephone service entities in a targeted group of up to 25 countries through a flexible network comprised of various foreign termination relationships, international servers, leased and owned transmission facilities and resale arrangements with long distance providers. The Registrant will provide voice-over-the-Internet services in countries where it is appropriate. The Registrant's network will employ state-of-the-art digital switching and transmission technologies and will be supported by comprehensive monitoring and technical support personnel. The Registrant's switching facilities will be staffed 24 hours per day at the Command Center. This will require the hiring of 6 to 8 diploma level technicians based on 8 to 12 hour/day rotating shifts. The Registrant intends to grow its revenues rapidly by capitalizing on the deregulation of international telecommunications markets, combining sophisticated telecom and information systems with flexible routing, and by hiring management with industry expertise.

The Registrant will market its services together with its strategic partners to large global carriers and corporations seeking lower rates and high-quality overflow capacity. Additionally the Registrant will market services to small and medium-sized long distance companies that do not have the critical mass to invest in their own international transmission facilities or to obtain volume discounts from the larger facilities-based carriers. The Registrant will be focused on building customer bases in many countries through its acquisitions and partnerships, in Europe and Asia.

Because of the plan to develop joint ventures, it is not anticipated that the Registrant will initially require any sales or marketing staff, but will utilize staff of its joint venture partners. The Registrant anticipates entering into joint ventures with entities that have sales and marketing staff already in place, and who already have established relationships with potential wholesale and retail customers. This represents a significant cost saving to the Registrant. As the Registrant establishes itself to provide outbound traffic from one country to various others by installation of VoIP gateways, the Registrant plans to market its services on a wholesale basis to other carriers to provide inbound services to the established gateways. This will be accomplished through an experienced direct sales force and marketing/account management team who depend upon the long-term industry relationships of the registrant's joint venture partners. Once the initial network is deployed and operational in at least four countries, the Registrant expects to employ direct sales and marketing employees and telemarketing representatives and use its direct sales forces to target larger commercial customers, concentrating at first on potential customers and selected European cities where competition for commercial customers is less mature.


ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant sub-lets space located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US$500 per month and satellite office space at Suite 402, 609 West Hastings Street, Vancouver, B.C. Canada V6B 4W4. The rent for this space is US$750 per month, on a month-to-month basis.

Management believes that this space is suitable for the Registrant's needs in North America for the next twenty-four months. The Registrant expects to establish an office in Europe prior to the end of the year 2000. Costs are unknown and need to be determined, but are currently not expected to exceed $3,000 per month.


ITEM 3.  LEGAL PROCEEDINGS

To the best knowledge of the officers and directors of the Registrant, neither the Registrant nor any of its officers or directors are parties to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgments against the Registrant or its officers or directors. None of the officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders of the Company during the fourth quarter of the fiscal year ended
December 31, 1999.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

Since October 20, 1998, the Company's stock has been listed for sale on the OTC Bulletin Board. Pursuant the OTC Bulletin Board Eligibility Rule, the Company was delisted from the OTC Bulletin Board for non-compliance and quoted on the NASD "Pink Sheets" on December 16, 1999. As of December 31, 1999 there were sixteen stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:         High ask per share:    Low bid per share:
--------------          -------------------    ------------------
March 31, 1999                $2.375                 $1.00
June 30, 1999                 $9.00                  $2.4375
September 30, 1999            $5.125                 $1.50
December 31, 1999             $3.375                 $0.375

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

B.  HOLDERS

There were approximately 60 holders of the Company's common stock as of December 31, 1999. This includes three holders of 500,000 shares of the Company's common stock whose certificates are restricted, which were issued on November 10, 1998. The holder of 100,000 shares is an affiliate of the Company.

C.  DIVIDENDS

The Company has paid no dividends to date on its common stock.
The Company reserves the right to declare a dividend when operations merit.


ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OF OPERATIONS

The following should be read in conjunction with the Selected
Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, which were $0.6928 U.S. for one Canadian dollar at December 31, 1999.

A.  RESULTS OF OPERATIONS

In 1999, the Company recorded a loss from operations of $714,105, and a loss from write down of a note receivable of $353,000, with the cumulative loss totaling $1,067,105 for the year. For the period from January 1, 1999 to December 31, 1999, the Company incurred expenses of $264,533 for consulting, including $24,890 in fees to Messrs. Lambert and Lawson and consultants fees of $239,643 for management and technical planning; $41,860 for marketing and investor relations; professional accounting and legal fees of $29,713; general and administrative expenses of $52,227; $26,369 for miscellaneous salaries; transfer agent and filing fees of $14,217; rent of $32,450; travel costs of $202,915; website development cots of $12,921; and $36,900 for telephone expenses. Expenses for the previous year ended December 31, 1998 were basically general and administrative, totaling $2,020.

B.  CAPITAL RESOURCES

The Registrant had a working capital deficiency of $1,064,765 at December 31, 1999. The Registrant is pursuing a private placement at $0.625 per share to finance business development and settle the outstanding notes payable of $1,021,614 at December 31, 1999. In the meantime is meeting its obligations through funds loaned by shareholders. The company anticipates that it will be able to raise further funds through share issuances once its Form 10-SB registration statement is completed and the Registrant is listed for trading on the NASD Over The Counter Bulletin Board.

The Company has made no specific commitments for capital expenditures, but anticipates further requirements to expend funds on equipment acquisition once new agreements are signed for VoIP installations.

C.  LIQUIDITY

The Company is illiquid at the present time and is dependent upon a shareholder to provide funds to maintain its activities, though the Registrant expects to be able to raise funds through the issuance of shares over the next two to four months.

D.  YEAR 2000 COMPUTER ISSUE

Neither the Registrant nor any of its suppliers experienced any problems related to the Year 2000 issues and no funds were expended relating to this issue.


ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Form 10-KSB. The principal accountants' report on the financial statements of the fiscal years 1999, 1998, and 1997 contained no adverse opinions, nor a disclaimer of opinion, nor qualified as to uncertainty, audit scope, or accounting principles.

Effective September 8, 1999, Barry L. Friedman, P.C., Certified Public Accountant, the Registrant's Certifying Accountant for the 1996, 1997 fiscal years and period ended October 30, 1998, was dismissed. On September 8, 1999, Davidson & Company, Chartered Accountants, were engaged to serve as the Registrant's new auditors. The selection of Davidson & Company was approved by the Registrant's Board of Directors. There was no consultation regarding accounting policy or procedures with Davidson & Company prior to their engagement.

Barry L. Friedman, P.C.'s report on the financial statements for the fiscal years ended December 31, 1996 and 1997 and period ended October 30, 1998 contained an explanatory paragraph regarding the Registrant's ability to continue as a going concern. Barry L. Friedman, P.C.'s reports have not contained an adverse opinion or a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope, or accounting principles. Nor has there been any disagreement with Barry L. Friedman, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the Registrant's 1996 and 1997 fiscal years and from December 31, 1997 to the date of dismissal. Barry L. Friedman, P.C. has not advised the Registrant that the internal controls necessary for the Registrant to develop reliable financial statements do not exist. Nor has Barry L. Friedman, P.C. advised the Registrant that information has come to his attention that has led him to no longer be able to rely on management's representations, or that has made him unwilling to be associated with the financial statements prepared by management. Barry L. Friedman, P.C. has not advised the Registrant of the need to expand significantly the scope of his audit, or that information has come to his attention that if further investigated may materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent him from rendering an unqualified audit report on those financial statements), or cause him to be unwilling to rely on management's representations or be associated with the Registrant's financial statements. Nor has Barry L. Friedman, P.C. advised the Registrant that information has come to this attention that he has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent him from rendering an unqualified audit report on those financial statements). Nor has Barry L. Friedman, P.C. advised the Registrant of any other reportable event.

The Registrant has provided Barry L. Friedman, P.C. with a copy of the disclosure contained herein and requested that Barry L. Friedman, P.C. provide the Registrant with a letter addressed to the U.S. Securities and Exchange Commission stating whether he agrees with the disclosure. When Barry L. Friedman, P.C. provides such a letter, the letter will be filed within two business days of receipt with the Commission.


                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the
Corporation:

Ian Davidson Lambert: President, Director
Date Position Commenced: February 26, 1999
Term of Office: Annual
Address:  1220 Eastview Road, North Vancouver, B.C. V7J 1L6
Age: 54

Experience: Owner, Canasia Data Corporation, (management services company) 1983 to present; Director, Covik Development Corp.,(oil & gas exploration) April 1990 to present; Director, Trade Winds Resources Ltd., (mineral exploration) April 1990 to present; Director, Dimensions West Energy Inc., (oil & gas production) April 1990 to present; Director, Quotemedia.com Inc., (financial internet portal) May, 1994 to present; Director, Tasty Fries Inc., (vending machine manufacturer) September 1995 to present. All companies are arms length with the Registrant, except Canasia Data, which is a shareholder of the Registrant.

Harvey Lawson: Secretary, Treasurer
Date Position Commenced:  January 18, 2000
Term of Office: Annual
Address: 464 Somerset Street, North Vancouver, BC Canada V7N 1G3
Age: 51

Experience: Director and Officer, Regeena Resources Inc. (Mining)
1998 to present; Director, Spectrum Ventures Inc. (Wine Importer)
1998 to 1999; Financial Planner 1993 to 1998; Lecturer in
Financial Management in Hong Kong, Singapore and Canada 1978 to
1993


ITEM 10.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $24,628 of compensation in the fiscal year ended December 31, 1999, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month.

Mr. Lawson was paid $262 at December 31, 1999 for consulting services.

B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company does not have a Directors and Officers Stock Option
Plan. There have been no options granted at this point in time.

C.  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND
    FISCAL YEAR-END OPTION/SAR VALUES

There were no options exercised in the last fiscal year.

D.  LONG-TERM INCENTIVE PLANS - AWARDS IN THE LAST FISCAL YEAR

There were no awards nor long term incentive plans made in the last fiscal year.

E.  COMPENSATION OF DIRECTORS

      1. Standard Arrangements

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

      2. Other Arrangements

There are no other arrangements.

F.  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, CHANGE IN
    CONTROL ARRANGEMENTS

The Registrant does not have any compensatory plan or arrangement which will result from the resignation, retirement or other termination of employment of an executive officer or from a change of control of the Registrant or a change in an executive officer's responsibilities following a change of control.

Pursuant to an agreement (the "Lambert Executive Employment Agreement") effective as at October 1, 1999, Ian Lambert, the Registrant's President and a Director, is employed by the Registrant and paid a monthly salary of $4,500. The term of the Lambert Executive Employment Agreement will be for one year, subject to earlier termination as provided therein.

Pursuant to a proposed agreement (the "Lawson Employment
Agreement") to be effective as at January 18, 2000, Harvey
Lawson, the Registrant's Secretary and a Director, will be employed by the Registrant and paid a monthly salary of $500.
The term of the Lawson Executive Employment Agreement will be for one year, subject to earlier termination as provided therein.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

A. Security ownership of certain beneficial owners. The table below identifies any individual (including any "group") who is known to the Registrant to be the beneficial owner of more than five percent of any class of the small business Registrant's voting securities:

Title of   Name and address                Amount and nature   Percentage
class      of beneficial                   of beneficial       of class (2)
           Owner                           ownership

Common(1)  Hemisphere and Associates, Inc.     320,000            7.65

Common(1)  Vista Financial Corp.               320,000            7.65

Common(1)  Eivissa Capital Corp.               320,000            7.65

Common(1)  El Coyote Capital Corp.             320,000            7.65

Common(1)  Torquay Holdings, Ltd.              400,000            9.57%

     (1) As of the date of this filing, these shares have not been issued. However, pursuant to conversion rights associated with loans made to the Registrant, the holders have the option to convert loans made to the Company, totaling approximately
          US$1,050,000, in a private placement at a rate of US$0.625 per share, for a total of 1,680,000 shares of the Company's Common
          Stock.

     (2)  Assuming full conversion of the US$1,050,000 loans.



B. Security ownership of management. The table below sets forth the ownership by all directors and nominees, each of the named executive officers of the Company, and all directors and executive officers of the Registrant as a group.

Title of     Name and address            Amount and nature   Percentage
class        of beneficial               of beneficial       of class
             Owner                       ownership


Common       Canasia Data Corp.            100,000             4%
             (Ian Lambert)
             1220 Eastview Road
             North Vancouver, B.C. V7J 1L6

Common       Harvey Lawson
             464 Somerset Street
             North Vancouver, B.C. V7N 1G3     NIL            NIL

Common       All Officers and Directors
             as a Group (three persons)    100,000             4%



C.   CHANGES IN CONTROL

Changes in control occurred in February, 1999, when Ian D. Lambert was appointed the President and C.E.O. of the Company, in April, 1999 when Mr. Ken Martin was appointed Chairman and CEO of the Company and Mr. Ian Lambert was appointed Secretary/Treasurer, and in January, 2000 when Mr. Martin resigned and Mr. Ian Lambert was re-appointed President and C.E.O. of the Company and Mr. Harvey Lawson was appointed Secretary/Treasurer and a member of the Board of Directors.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, no director, senior officer, principal shareholder or any associate or affiliate, had any material interest, direct or indirect, in any transaction since incorporation that had or is anticipated to have a material affect on the business, or any proposed transaction that would materially affect the business, except for an interest arising from the ownership of common shares of the Registrant where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the Registrant's capital.

Ian Lambert (President) and Harvey Lawson (Secretary) are currently the principal management of the business, and they own collectively 100,000 shares or 4% of the issued and outstanding stock. The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favorable to the Registrant than terms expected to be negotiated with unrelated parties at arms length.

During the preceding year ended December 31, 1998, the Registrant issued 340,000 common shares under Rule 4(2), at a deemed value of $340 for minimal services rendered, to former officers and directors of the Registrant.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

The following documents are filed as part of this report under
Part II, Item 7:

Audited Financial Statements and notes thereto: Pages F-1 to F-10

Exhibits as required by Item 601 of Regulation S-B

None

                          LITEWAVE CORP.
       (formerly Homefront Safety Services of Nevada, Inc.)
                  (A Development Stage Company)


                       FINANCIAL STATEMENTS


                        DECEMBER 31, 1999

                   INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of LITEWAVE CORP.
(formerly Homefront Safety Services of Nevada, Inc.)
(A Development Stage Company)


We have audited the accompanying balance sheets of Litewave Corp. (formerly Homefront Safety Services of Nevada, Inc.) as at December 31, 1999 and 1998 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended and the cumulative amounts from inception on June 30, 1989 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations, changes in stockholders' deficit and cash flows for the years then ended and the cumulative amounts from inception on June 30, 1989 to December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Litewave Corp. (formerly Homefront Safety Services of Nevada, Inc.) will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ Davidson & Company
Vancouver, Canada                       Chartered Accountants

March 22, 2000

                                           LITEWAVE CORP.
                     (formerly Homefront Safety Services of Nevada, Inc.)
                                  (A Development Stage Company)
                                           BALANCE SHEETS
                                          AS AT DECEMBER 31



                                             1999                1998

ASSETS

Current
  Accounts Receivable                        $  5,733            $     -
                                             ===========         ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Bank Indebtedness                          $   4,771           $    -
  Accounts payable and accrued liabilities      44,113                680
  Note Payable (Note 5)                      1,021,614                -
                                             -----------         -----------
Total Current Liabilities                    1,070,498                680
                                             -----------         -----------
Stockholders' deficit
  Capital stock (Note 6)
    Authorized
      25,000,000 common shares
      with a par value of $0.001
    Issued
      2,500,000 common shares
      (1998 - 2,500,000 common shares)           2,500              2,500
  Additional paid in capital                       840                840
  Deficit accumulated during
    the development stage                   (1,068,105)            (4,020)
                                             -----------         -----------
                                            (1.064,765)              (680)
                                             -----------         -----------
                                             $   5,733           $    -
                                             ===========         ===========



History and organization of the Company (Note 1)

Subsequent event (Note 10)

The accompanying notes are an integral part of these financial statements.


                                           LITEWAVE CORP.
                     (formerly Homefront Safety Services of Nevada, Inc.)
                                  (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS



                         Cumulative
                         Amounts From
                         Inception on        Year Ended December 31,
                         June 30, 1989
                         to December 31,     -----------------------
                         1999                1999          1998


EXPENSES
Accounting & legal      $    29,713      $  29,713      $   -
Consulting                  264,533        264,533          -
  General and
    administrative           52,227         49,207         2,020
  Marketing and
    Promotion                41,860         41,860          -

  Rent                       32,450         32,450          -

  Salaries & Benefits        26,369         26,369          -

  Telephone & Utilities      36,900         36,900          -

  Transfer Agent &
     Filing Fees             14,217         14,217          -

  Travel                    202,915        202,915          -

  Website Development        12,921         12,921          -
                         ----------      ---------      ---------
Loss before Other Item     (714,105)      (711,085)       (2,020)
                         ----------      ---------      ---------

OTHER ITEM
  Write-down of
     Note Receivable       (353,000)      (353,000)         -
                         ----------      ---------      ---------


Loss for the period     $(1,067,105)   $(1,064,085)     $ (2,020)
                         ===========    ==========      =========

Basic loss per share                    $    (0.42)     $  (0.01)
                         ===========    ==========      =========

Weighted average number
  of common shares
  outstanding                            2,500,000      2,069,863
                         ===========    ==========      =========


The accompanying notes are an integral part of these financial statements.


                                           LITEWAVE CORP.
                     (formerly Homefront Safety Services of Nevada, Inc.)
                                  (A Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                        Deficit
                                                      Accumulated
                        Capital Stock      Additional  During the
                     --------------------   Paid-in   Development
                      Shares       Amount   Capital      Stage         Total


Balance, December 31,
         1997         2,000,000   $ 2,000   $          $  (2,000)    $    -

  Shares issued for
    services            500,000      500       840         -            1,340

  Loss for the year         -         -         -         (2,020)      (2,020)
                      ---------   ---------  ---------  --------    ----------
Balance, December 31,
  1998                2,500,000    2,500       840       (4,020)        (680)

 Loss for the year         -          -         -     (1,064,085)  (1,064,085)
                      ---------   ---------  ---------  --------    ----------
Balance, December 31,
  1999                2,500,000    2,500       840    (1,068,105)  (1,064,765)
                      =========   ========   =======  ===========  ===========


The accompanying notes are an integral part of these financial statements.


                                           LITEWAVE CORP.
                     (formerly Homefront Safety Services of Nevada, Inc.)
                                  (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS

                                     Cumulative
                                     Amounts From
                                    Inception on
                                    June 30, 1989    Year Ended December 31,
                                    to December 31,  ----------------------
                                        1999          1999       1998


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period               $(1,067,105)  $(1,064,085)  $ (2,020)

  Adjustments to reconcile loss to net
    cash used in operating activities:
      Issuance of common shares
        for services                      1,340           -        1,340
     Write-down of Note Receivable      353,000        353,000       -

  Changes in non-cash working capital items
    Increase in accounts payable
      and accrued liabilities            44,113         44,113       -
    Increase in accounts receivable      (5,733)        (5,733)      -
                                      ----------     ----------    -------
  Net cash provided by
    operating activities              (674,385)       (673,385)      -
                                      ----------     ----------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock              1,000            -          -
  Acquisition of Capital Assets        353,000         353,000       -
  Note Payable                       1,021,614       1,021,614       -
                                    -----------     ----------    -------
  Net cash provided by financing
    activities 0                       669,614         668,614       -
                                     ----------     ----------    -------

CASH FLOWS FROM INVESTING ACTIVITIES      -              -           -
                                     ----------     ----------    -------

Decrease in cash for the period        (4,771)        (4,771)        -
                                     ----------     ----------    -------

Cash, beginning of period                -              -            -
                                    ----------     ----------    -------

Cash, end of period                 $  (4,771)      $ (4,771)    $   -
                                    ==========     ==========    =======
Cash consists of:
  Cash & equivalents                $    -         $    -         $  -
  Bank Indebtedness                    (4,771)        (4,771)        -
                                    ----------     ----------    -------
                                    $  (4,771)     $  (4,771)     $  -

Cash paid during the period for:
  Interest expense                  $    -         $    -         $  -
  Income taxes                           -              -            -
                                    ==========     ==========    =======



Supplemental disclosure for non-cash operating, financing and investing activities (Note 8)


The accompanying notes are an integral part of these financial statements.


                          LITEWAVE CORP.
       (formerly Homefront Safety Services of Nevada, Inc.)
                  (A Development Stage Company)

                NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 1999


1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc. and issued 10,000 common shares for cash proceeds of $1,000. On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

2.   GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the company to continue as a going concern. It is management's plan to seek additional capital through equity financings.

                                       1999           1998

Deficit accumulated during the
  development stage                 $ (1,068,105)  $ (4,020)
Working capital deficiency            (1,064,765)      (680)


3.   SIGNIFICANT ACCOUNTING POLICIES

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

Cash and equivalents

Cash and equivalents include highly liquid investments with original maturities of three months or less.

Loss per share

Loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share". Due to the Company's simple capital structure, with only common stock outstanding, only basic loss per share is presented. Basic loss per share is computed by dividing losses applicable to common stockholders by the weighted average number of common shares outstanding during the period.

Income taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

LITEWAVE CORP.
(formerly Homefront Safety Services of Nevada, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

Income taxes (cont'd.....)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Capital Assets

Capital Assets are stated at cost unless the future undiscounted cash flows expected to result from either the use of an assets or its eventual disposition is less than its carrying amount in which case an impairment loss is recognized based on the fair value of the assets.

Amortization of capital assets is based on the estimated useful lives of the assets and is computed using the straight-line method as follows:

     Computer Equipment       3 years

Accounting for derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have significant impact on its financial statements.

Reporting on costs of start-up activities

In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The Company adopted SOP 98-5 during the current period.

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

Comprehensive income

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 1999.

LITEWAVE CORP.
(formerly Homefront Safety Services of Nevada, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

Financial instruments

The Company's financial instruments consist of accounts receivable, bank indebtedness, accounts payable and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximate their carrying values.

4.   CAPITAL ASSETS

During the current year, the Company entered into a Technology
Purchase and Assignment Agreement whereby the Company would purchase the assets of International Communications and Equipment, Inc. ("ICE") through the issuance of common shares of the Company.

The Company also incurred expenses towards a joint venture project with NPO ZAO Crosna (the "Crosna Project") to develop an internet protocol telephone network in Russia. The Company purchased capital assets, which consisted of computer equipment, of $353,000 in anticipation of the joint venture.

Subsequent to year end, the Company assigned the capital assets to ICE in exchange for a note receivable (Note 10). Management has decided to write off the carrying value of the capital assets to reflect the impairment in value.

5.   NOTE PAYABLE

The note payable is unsecured, non-interest bearing with no fixed terms of repayment.

6.   CAPITAL STOCK

Authorized share capital

On July 16, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its authorized capital from 10,000 common shares to 25,000,000 common shares. The par value was unchanged at $0.001 per share.

Additional paid-in capital

The excess of proceeds received for common shares over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

Stock split

On July 25, 1998, the Company implemented a 200:1 stock split. The number of outstanding common shares increased from 10,000 common shares to 2,000,000 common shares. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common shares the par value of the additional shares arising from the split. In addition, all references to number of shares and per share amounts of common shares have been restated to reflect the stock split.

LITEWAVE CORP.
(formerly Homefront Safety Services of Nevada, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999

6. CAPITAL STOCK (cont'd.....)

Restricted shares

On November 10, 1998, the Company issued 500,000 common shares at a deemed value of $1,340 for services rendered, of which 340,000 common shares were issued at a deemed value of $340 to former officers and directors of the Company.

7.   RELATED PARTY TRANSACTIONS

During the year ended December 31, 1999, the Company entered into the following transactions with related parties:

     a) Paid $5,941 (1998 - $Nil) in administration fees to an individual related to a director of the Company.

     b) Paid $39,390 (1998 - $Nil) in consulting fees to directors, a former director and to a company related by a common director.

8.   SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING
     AND INVESTING ACTIVITIES

There were no significant non-cash transactions for the year ended December 31, 1999.

The significant non-cash transaction for the year ended December
31, 1998 consisted of the Company issuing 500,000 common shares at a deemed value of $1,340 as consideration for services rendered.

9.   INCOME TAXES

The Company's total deferred tax asset at December 31 is as follows:


                                           1999           1998
Tax benefit of net operating
  loss carryforward                     $ 405,120      $   424
Valuation allowance                      (405,120)        (424)
                                         ---------     --------
                                        $   -          $   -

The Company has a net operating loss carryforward of approximately $1,066,105 (1998 - $2,020) which expire in 2006 and 2005, respectively. The valuation allowance increased to $405,120 from $424 during the year ended December 31, 1999. The
Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

10.  SUBSEQUENT EVENT

Subsequent to year end, the Technology Purchase and Assignment Agreement with ICE was cancelled and the Company's rights, titles and interest in the Crosna Project including capital assets (Note
4) were assigned to ICE in esxchange for a note receivable of $1,100,000. The note receivable is unsecured, non-interest bearing and is to be repaid from a portion of the profits of the Crosna Project assigned to ICE.

Due to the uncertainty of collecting the $1,100,000 note receivable, management has taken a full provision of $1,100,000 against the note receivable.

11.  UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


    LITEWAVE CORP.


/s/ Ian Lambert                           Dated: April 14, 2000
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: April 14, 2000
    Harvey Lawson,
    Secretary, Director