Form 10QSB
period 2000-03-31
LITEWAVE CORP
filed 2000-05-19
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                              FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2000

                                  OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                     Commission File No. _________


                            LITEWAVE CORP.
  -----------------------------------------------------------------
            (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                             95-4763671
(State or other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                  Identification No.)


Ste 402, 609 West Hastings Street, Vancouver, BC         V6B 4W4
(Address of Principal Executive Offices)                (Zip Code)


Issuer's Telephone Number                               (604) 633-2342


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]    NO [ ]

    As of March 31, 2000: 2,500,000 shares of common stock were outstanding.

         TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


Part I.   Financial Information
-------
Item 1.   Financial Statements (unaudited)

Item 2.   Management Discussion and Analysis or Plan of Operation


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

                           MARCH 31, 2000

                                         LITEWAVE CORP.
                      (formerly Homefront Safety Services Of Nevada, Inc.)
                                 (A Development Stage Company)
                                         BALANCE SHEETS
                               (Unaudited Prepared by Management)


                                   March 31,                December 31,
                                       2000                  1999
Audited

ASSETS

Accounts receivable               $    5,733                $  5,733
                                  -----------              ------------
                                  $    5,733                $  5,733
                                  ===========              ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Bank indebtedness               $     2,408              $   4,771
     Accounts payable and
      accrued liabilities              38,785                 44,113
     Note payable (Note 4)          1,050,862              1,021,614
                                  -----------              ------------
                                    1,092,055              1,070,498
                                  -----------              ------------
Stockholders' deficit
     Capital stock (Note 5)
      Authorized
      25,000,000 common shares
      with a par value of $0.001
      Issued
     2,500,000 common shares
      (December 31, 1998
      2,500,000 common shares)          2,500                  2,500
     Additional paid in capital           840                    840
     Deficit accumulated during
       the development stage       (1,089,662)             (1,068,105)
                                   -----------             ------------
                                   (1,086,322)             (1,064,765)
                                   -----------             ------------
                                   $     5,733              $   5,733
                                   ===========             ============


History and organization of the Company (Note 1)

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



                             Cumulative
                             Amounts From
                             Inception on        Three Month    Period Ended

                             June 30, 1989       March 31,      March 31,

                             to March 31, 2000     2000           1999


EXPENSES
  Accounting and legal         $35,862           $  6,149      $     -

  Consulting                   275,783             11,250         2,680

  General and
    administrative              53,140                913           912

  Marketing and
    advertising                 41,860                 -            308

  Rent                          33,481              1,031           175

  Salaries, Benefits            26,369                 -             -
  Telephone, Utilities          37,674                774           406
  Transfer Agent, Filing Fees   14,900                683            -
  Travel                       202,915                 -             -

  Website Development           13,678                757            -
  Write-down of capital assets 353,000                 -             -
                              ----------          ---------      ---------

 Loss for the period         $(1,088,662)         $(21,557)       $(4,481)

                              ==========          =========      =========


Basic loss per share                              $  (0.01)      $  (0.01)

                              ==========          =========      =========


Weighted average number of
  common shares outstanding                       2,500,000      1,000,000

                              ==========          =========      =========



The accompanying notes are an integral part of these financial statements.



                                           LITEWAVE CORP.
                      (formerly Homefront Safety Services Of Nevada,Inc.)
                                    (A Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 (Unaudited Prepared by Management)


                                                                     Deficit
                                                                     Accumulated
                              Capital Stock            Additional    During the
                         ---------------------         Paid-in       Development
                         Shares         Amount         Capital       Stage         Total


Balance, December 31,
 1997                    2,000,000     $  2,000        $    -        $(2,000)      $     -

  Shares issued for
    services               500,000          500             840           -         1,340

  Loss for the year           -              -               -        (2,020)      (2,020)
                         ---------     ---------       ----------    ----------    ----------

Balance, December 31,
  1998                   2,500,000        2,500             840       (4,020)      (  680)

  Loss for the year           -              -               -        (1,064,085)  (1,064,085)
                         ---------     ---------       ----------    ----------    ---------

Balance, December 31,
  1999                   2,500,000        2,500             840       (1,068,105)  (1,064,765)

  Loss for the period         -              -               -        (   21,557)  (   21,557)
                         ---------     ---------       ----------     ----------   ----------

Balance, March 31,
  2000                   2,500,000     $  2,500        $    840       $(1,089,662) $(1,086,322)
                         =========    =========        ==========      ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                           LITEWAVE CORP.
                        (formerly Homefront Safety Services Of Nevada,Inc.)
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                 (Unaudited Prepared by Management)


                                        Cumulative
                                        Amounts From
                                        Inception on
                                        June 30, 1989           March 31,       March 31,
                                        to March 31, 2000        2000             1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                   $(1,086,662)            $ (21,557)      $(4,481)
  Adjustment to reconcile loss to net
    cash used in operating activities:
  Issuance of common shares
        for services                          1,340                    -              -
  Write-down of capital assets              353,000                    -              -
  Changes in non-cash working capital items
    Increase in accounts receivable          (5,733)                   -              -
    Increase (decrease)in accounts payable
      and accrued liabilities                38,785                (5,328)        5,143
                                        -----------              ----------      ----------
  Net cash used in operating activities    (701,270)              (26,885)          662
                                        -----------              ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Capital stock                   1,000                    -
  Note payable                            1,050,862                29,248             -
                                         ----------              ----------      --------

  Net cash provided by financing
    activities                            1,051,862                29,248             -
                                        -----------              ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets           (353,000)                   -               -
  Acquisition of other assets                   -                     -           ( 662)
                                        -----------              ----------      ----------

  Net cash used in investing activities   (353,000)                   -            (662)
                                        -----------              ----------      ----------


Increase (decrease) in cash
  for the period                            (2,408)                 2,363             -
Cash, beginning of period                       -                  (4,771)            -
                                        -----------              ----------      ----------

Cash, end of period                     $   (2,408)              $ (2,408)       $    -
                                        ===========              ==========      ==========

Cash and cash equivalents consists of:
  Cash and cash equivalents             $      -                 $     -         $     -
  Bank indebtedness                        (2,408)                 (2,408)             -
                                        -----------              ----------      ----------
                                        $  (2,408)               $ (2,408)       $     -
                                        ===========              ==========      ==========

Cash paid during the period for:
  Interest                              $      -                 $     -         $     -
  Income taxes                                 -                       -               -
                                        ===========              ==========      ==========

Supplemental disclosure for non-cash operating, financing and investing activities (Note 9)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000




1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc. and issued 10,000 common shares for cash proceeds of $1,000. On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at March 31, 2000 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.


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

                                                  March 31,     December 31,
                                                    2000           1999

Deficit accumulated during the development stage  $(1,089,622) $(1,068,105)
Working capital deficiency                         (1,086,322)  (1,064,765)

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

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000


3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

     Capital assets

     Capital assets are stated at cost unless the future undiscounted cash flows expected to result from either the use of an asset or its eventual disposition is less than its carrying amount in which case an impairment loss is recognized based on the fair value of the assets.

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

     Comprehensive income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of March 31, 2000.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000




3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Financial instruments

     The Company's financial instruments consist of accounts receivable, note receivable, bank indebtedness, accounts payable and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximate their carrying values.



4.   CAPITAL ASSETS

     In 1999, the Company entered into a Technology Purchase and Assignment Agreement whereby the Company would purchase the assets of International Communications and Equipment, Inc. ("ICE") through the issuance of common shares of the Company.

     In 1999, the Company also incurred expenses towards a joint venture project with NPO ZAO Crosna (the "Crosna Project") to develop an internet protocol telephone network in Russia. The Company purchased capital assets, which consisted of computer equipment, of $353,000 in anticipation of the joint venture.

     During 1999, management decided to write-off the carrying value of the capital assets to $Nil to reflect an impairment in value.



5.   NOTE RECEIVABLE

     During the period ended March 31, 2000, the Technology Purchase and Assignment Agreement with ICE was cancelled and the Company's rights, titles and interest in the Crosna Project including capital assets (Note 4) were assigned to ICE in exchange for a note receivable of $1,100,000. The note receivable is unsecured, non-interest bearing and is to be repaid from a portion of the profits of the Crosna Project assigned to ICE.

     Due to the uncertainty of collecting the $1,100,000 note receivable, management has taken a full provision of $1,100,000 against the note receivable.


6.   NOTE PAYABLE

     The note payable is unsecured, non-interest bearing with no fixed terms of repayment. The fair value of the note payable is not determinable as it has no repayment terms and is non-interest bearing.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000



7.   CAPITAL STOCK

     On June 30, 1989, the Company issued 10,000 common shares for proceeds of $1,000.

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




8.   RELATED PARTY TRANSACTIONS

     During the period ended March 31, 2000, the Company paid $11,250 (1999
- $2,680) in consulting fees to directors, a former director and to a company related by a common director.




9. SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING AND INVESTING ACTIVITIES

     There were no non-cash transactions for the periods ended March 31, 2000 and March 31, 1999.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000




10.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

                                                    March 31,      December 31,
                                                      2000            1999

Tax benefit of net operating loss carryforward      $ 410,400       $405,120
Valuation allowance                                  (410,400)      (405,120)
                                                    $    -          $    -

     The Company has a net operating loss carry forward of approximately $1,080,000 which expires in 2006 and 2007. The Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realization.


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




ITEM 2.  PLAN OF OPERATION

GENERAL

The Company is a development-stage company whose primary business is the development and delivery of telecom network solutions, products and services to the global marketplace, and the expansion of worldwide digital, voice, data and image delivery services via ultra modern fiber optic, internet circuit, satellite and Public Switched Telephone Network (PSTN) systems. The Registrant plans to offer highly reliable, low-cost switched and Internet driven services on a wholesale and retail basis. The Registrant is in the process of formulating joint venture agreements with telephone service entities in a targeted group of up to 25 countries through a flexible network comprised of various foreign termination relationships, international servers, leased and owned transmission facilities and resale arrangements with long distance providers. The planned network deployment will utilize gateways, digital signal processors, and routers coupled to trans-oceanic fiber optics networks with both originating and terminating facilities installed in North America, Western Europe, Asia, Russia, China, Indonesia, and other regions.

The Company plans to expand its network into western European countries during the year 2000, carrying long distance traffic for national and regional exchange carriers from country to country. This expansion will be financed from equity, debt and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At September 30, 1999, the Company had a working capital deficiency of approximately $1,086,322 in Notes payable and bank indebtedness, and current payables of $38,785. Since that date, sufficient shareholder loans have been advanced to cover the bank indebtedness and fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans for up to twelve months.

While management currently anticipates that a debt or equity financing will be forthcoming, sufficient to allow it to develop the company's initial phase VoIP network deployment in Europe, no assurances can be given that the Company will be able to do so. Further, the Company will need to secure additional funds to allow it to enter into its subsequent installations of gateways in other European and Asian countries.

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

     NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

On June 10, 1999, the Registrant announced a Letter of Intent, dated May 27, 1999, from ZAO NPO Crosna ("Crosna") of the Russian Federation. The Crosna Group consists of four closely held joint stock companies registered and located in the Russian Federation, predominantly in Moscow. The core of the group is composed of telecommunication systems design, manufacturing, research and development, operating, and servicing companies; companies providing a wide range of financial services including banking, depository, registrar, broker and dealer services; electrical motors and low voltage equipment manufacturers, and consumer goods production lines. ZAO NPO Crosna is a telecommunications operator providing satellite communication with remote users with access to the Moscow city telephone network. It also provides the Crosna Group Industrial Division with a number of security infrastructure and administrative services, and is used as a contractual party for the Ministry of Defense and other governmental orders which have certain tax exemptions.

The Agreement covered the installation and operation of Voice over the Internet Protocol technology for carrying long distance telephone traffic to and from the Russian Federation. This initial intent resulted in the signing of the Protocol of Intentions Agreement of June 22, 1999, covering organization of international and inter-city VoIP communications channels in the territory of Russia and CIS. On September 10, 1999, an agreement entitled "Principles for Setting up the IP Telephone Network and Providing IP Telephone Services in the Territory of the Russian Federation" was signed in Moscow, establishing a 50/50 joint venture between Crosna and the Registrant. The Agreement established the set up of IP telephone networks in a number of regions of the Russian Federation utilizing the Registrant's provided management, equipment and technology, and Crosna's premises, clients and its license (No. 12690) issued under the Law of the Russian Federation to provide telematic services.

Since then, an agreement has been reached between the Registrant ("LITEWAVE") and International Communications and Equipment Inc. ("ICE") whereby LITEWAVE will assign all its right, title and interest in its Russian Federation Joint Venture IP Telephony Project pursuant to an agreement between LITEWAVE and NPO ZAO Crosna dated September 10, 1999 (the "Crosna Project"), in return for ICE agreeing to the following: (1.) Paying to LITEWAVE a total of US $1,100,000 from profits generated by the Crosna Project as reimbursement of costs incurred by LITEWAVE to date, at the rate of 20% of ICE's share of the Crosna Project profits earned, payable monthly. (2.) Paying to LITEWAVE a bonus of 10% of ICE's net profits earned (not including management bonuses) should the Crosna Project process 200,000,000 minutes of traffic in an eighteen month period commencing from the time of full operation, either within the Russian Federation, or originating from the Russian Federation to other countries.
(3.) Paying any proceeds of lease funds or any return credit or sale proceeds for existing equipment toward the outstanding balance of the amount due pursuant to paragraph 1. (4.) Accepting any financial responsibility that LITEWAVE might have with respect to the project, and indemnifying LITEWAVE from any further responsibility for such claims by any or all of those parties. There is no certainty that LITEWAVE will receive any proceeds pursuant to paragraphs (1) or (2) above. As a result of this Agreement, LITEWAVE will not be required to expend any further funds on the Crosna project


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     NONE


                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LITEWAVE  CORP.


    /s/ Ian Lambert                          Dated: May 19, 2000
    Ian Lambert,
    President, Director



    /s/ Harvey Lawson                        Dated: May 19, 2000
    Harvey Lawson,
    Chief Financial Officer, Secretary, Director