Form 10KSB/A
period 1999-12-31
LITEWAVE CORP
filed 2000-06-16
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      FORM 10-KSB AMENDED

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

The Registrant's operational revenues for its most recent fiscal year ending December 31, 1999 were $ Nil. The Registrant's Common Shares outstanding at March 31, 2000 was 2,500,000. The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2000 was $2,400,000 (based on 2,400,000 shares and on an average of bid and asked prices of $1.00).

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

               DOCUMENTS INCORPORATED BY REFERENCE

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

The Registrant is a development stage telecommunications company with offices in Los Angeles, California and an office in Vancouver, B.C. Canada.

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

The Registrant was incorporated in the State of Nevada on June 30, 1989 under the name "Homefront Safety Services of Nevada Inc." On April 26, 1999, by majority vote of the Shareholders and the Board of Directors, the Registrant's name was changed to "LITEWAVE CORP." The Registrant's principal executive office is located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064, with an office at Suite 402, 609 West
Hastings Street, Vancouver, B.C. V6B 4W4.

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

As a result of the rescission of the April 19, 1999 Agreement, the Registrant ("LITEWAVE") and ICE may both pursue any business activities they so choose, without interference from the other party. Additionally, an agreement has been reached between LITEWAVE and ICE whereby LITEWAVE will assign all its right, title and interest in its Russian Federation Joint Venture IP Telephony Project pursuant to an agreement between LITEWAVE and NPO ZAO Crosna dated September 10, 1999 (the "Crosna Project"), in return for ICE agreeing to the following: (1.) Paying to LITEWAVE a total of US $1,100,000 from profits generated by the Crosna Project as reimbursement of costs incurred by LITEWAVE to date, at the rate of 20% of ICE's share of the Crosna Project profits earned, payable monthly. (2.) Paying to LITEWAVE a bonus of 10% of ICE's net profits earned (not including management bonuses) should the Crosna Project process 200,000,000 minutes of traffic in an eighteen month period commencing from the time of full operation, either within the Russian Federation, or originating from the Russian Federation to other countries. (3.) Paying any proceeds of lease funds or any return credit or sale proceeds for existing equipment toward the outstanding balance of the amount due pursuant to paragraph 1. (4.) Accepting any financial responsibility that LITEWAVE might have with respect to the project, and indemnifying LITEWAVE from any further responsibility for such claims by any or all of those parties. There is no certainty that LITEWAVE will receive any proceeds pursuant to paragraphs (1), (2) or (3) above.

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

Sales and Marketing

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

In the wholesale market, the Registrant's sales and marketing employees will utilize the extensive customer-specific usage reports and network utilization data that will be generated by the Registrant's sophisticated information systems that are part of the network control software obtained from suppliers to effectively negotiate agreements with customers. The Registrant believes that it will be able to compete more effectively as a result of its plans to provide greater personalized service and ongoing senior management-level attention given to each customer.

The Registrant's marketing efforts will include but will not be limited to: advertising in both domestic and foreign print, media and trade publications; demonstration stations at trade fairs; and the distribution of multilingual literature outlining the Registrant's services. The Registrant has targeted certain niche markets around the world such as ethnic market segments; small-to-medium-sized businesses and trade organizations that are involved in international trade.

How International long Distance Switching Works

International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. The call typically originates on a local exchange carrier's network and is transported to the caller's domestic long distance carrier. The domestic long distance provider then carries the call to an international switch provided by the Registrant. The Registrant will either purchase a switch, or lease a portion of an existing switch from a third party, which is standard industry practice. At this point, an international long distance provider picks up the call and sends it either directly or through one or more additional long distance providers to a corresponding switch owned and operated in the destination country by the Registrant. Once the call reaches the country of destination it is routed to the party being called by that country's domestic telephone network.

International long distance companies can be categorized by their ownership, use of switches, and their transmission facilities. The largest global carriers, such as British Telecom, Deutsche Telecom, AT&T, MCI and Sprint primarily use owned transmission facilities and generally use other long distance providers to carry their overflow traffic. Since only very large carriers have transmission facilities that cover the more than 200 countries to which major long distance providers generally offer service, a significantly larger group of long distance providers own and operate their own switches. However, they rely solely on resale agreements with other long distance carriers to terminate their traffic, or use a combination of resale agreements and owned facilities to terminate their traffic.

Voice-over-the-Internet Protocol (VoIP)

Circuit switching technology uses traditional telephone networks inefficiently when it opens and maintains a dedicated line for every call, regardless of the density of the information being transmitted. The result is wasted bandwidth as the end-to-end connection remains in place even during those moments when no information is being transmitted.

Newer Internet Protocol "packet" technology breaks the information down into pieces, places them into electronic packets and then fills the "pipe" with these packets of information. The packets not only fill the pipe but are also directed along the way by routers that read the address information and direct each packet along the fastest route to the destination, at which point all of the pieces of information are reassembled, ready for receipt by fax, computer, or listener. All of this takes place in a fraction of a second.

In order to understand the difference between circuit switching and packet switching, it helps to visualize a highway between two cities. Traditional telephone technology would dedicate an entire lane of the highway to one single car for the duration of the trip. IP technology would fill the entire lane with cars, thus making more efficient use of the transmission path.

Packet Switching Versus Circuit Switching

There are two fundamental ways to switch traffic in a network: connection-oriented and connectionless. Connection-oriented technologies, of which the circuit-switched public telephone network is the best example, have a setup process at the beginning of a telephone call (session) to determine the best way to handle the session. Once a call link is established, connection information is maintained throughout the duration of the call.

By contrast, connectionless technologies, are exemplified by the Internet. Both the endpoint and the network nodes send self-contained packets of data by the most efficient route available at the time of processing. There is no notion of a "session" or "call". No information is kept from packet to packet. Since connectionless data transfer is simpler, it relies on end stations to perform many necessary functions, and as noted previously, "packets" of additional information from many other sources can be inserted between the packets for a quicker, more efficient and less costly method of transmission.

There are various technical methods to establish direct circuit connections to a foreign country. The Registrant will partner with local in country entities to set up the connections, assist in financing and provide all installation and support services for turn-key solutions.

Direct circuit installations between certain countries provide alternate access for telephone traffic at lower rates. Market analysis is performed for each country to determine the economic viability of proposed routes.

Information and Billing Services

The Registrant's operations will employ advanced information systems including all data collection and call data storage linked to a proprietary reporting system. The Registrant will also maintain comprehensive billing systems for rapid and accurate customer billing, using software provided by the equipment suppliers. The Registrant's switching facilities will be linked to reporting systems which provide reports on a real-time basis to determine the most cost-effective alternatives for customer usage and manage gross margins by route.

The Registrant's systems will also enable it to assure accurate and timely billing and to reduce routing errors using tested and proven software developed and supplied by the manufacturers of the network equipment. The system tracks start and end times for each call that permits accurate reporting of call duration data. The system will also manage the call initiation approval and routing management activities and provide operational reports to facilitate management of all networks.

While the Registrant bears ultimate responsibility for collections, its agents' compensation is based on actual revenue received, thus providing the agent with great incentive to assist in the collection process. As the Registrant will monitor collection closely, it will also be able to implement additional procedures quickly and as needed in order to control receivables. The agents may assist the Registrant in establishing local banking relationships and providing local information regarding local legal, political, and economic conditions, changing situations and pending changes.

Agreements

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

The Agreement covers the installation and operation of Voice over the Internet Protocol technology for carrying long distance telephone traffic to and from the Russian Federation. This initial intent resulted in the signing of the Protocol of Intentions Agreement of June 22, 1999, covering organization of international and inter-city VoIP communications channels in the territory of Russia and CIS. On September 10, 1999, an agreement entitled "Principles for Setting up the IP Telephone Network and Providing IP Telephone Services in the Territory of the Russian Federation" was signed in Moscow, establishing a 50/50 joint venture between Crosna and the Registrant. The Agreement established the set up of IP telephone networks in a number of regions of the Russian Federation utilizing the Registrant's provided management, equipment and technology, and Crosna's premises, clients and its license (No. 12690) issued under the Law of the Russian Federation to provide telematic services.

Since then, an agreement has been reached between the Registrant ("LITEWAVE") and International Communications and Equipment Inc. ("ICE") whereby LITEWAVE will assign all its right, title and interest in its Russian Federation Joint Venture IP Telephony Project pursuant to an agreement between LITEWAVE and NPO ZAO Crosna dated September 10, 1999 (the "Crosna Project"), in return for ICE agreeing to the following: (1.) Paying to LITEWAVE a total of US $1,100,000 from profits generated by the Crosna Project as reimbursement of costs incurred by LITEWAVE to date, at the rate of 20% of ICE's share of the Crosna Project profits earned, payable monthly. (2.) Paying to LITEWAVE a bonus of 10% of ICE's net profits earned (not including management bonuses) should the Crosna Project process 200,000,000 minutes of traffic in an eighteen month period commencing from the time of full operation, either within the Russian Federation, or originating from the Russian Federation to other countries. (3.) Paying any proceeds of lease funds or any return credit or sale proceeds for existing equipment toward the outstanding balance of the amount due pursuant to paragraph 1. (4.) Accepting any financial responsibility that LITEWAVE might have with respect to the project, and indemnifying LITEWAVE from any further responsibility for such claims by any or all of those parties. There is no certainty that LITEWAVE will receive any proceeds pursuant to paragraphs (1), (2) or (3) above. As a result of this Agreement, LITEWAVE will not be required to expend any further funds on the Crosna project

On June 17, 1999, the Registrant entered into a Letter of Intent to form a joint venture with the M. Demajo Group of Companies of Valletta, Malta, in order to provide VoIP network and services, pre-paid calling cards, Internet Service Provider access and other telephony services for Lebanon, Syria, Jordan, Libya, Iraq, Iran, Turkey, Cyprus, Egypt, and potentially several other Middle Eastern and African countries where the Demajo Group has relationships. Malta will serve as the base for these operations. The joint venture will be the core for international VoIP and work with Maltacom to provide bandwidth to carry traffic to and from other Mediterranean and North African countries and to provide gateway installation, maintenance, and network operation activities. It is proposed that the registrant would provide VoIP servers and M. Demajo would become the area managing arm, providing facilities, operating staff, marketing personnel, etc. as their contribution to the joint venture.

The first step in developing VoIP network and services for the M. Demajo joint venture is to meet with Maltacom and establish an agreement to participate in the joint venture. It is anticipated that these meetings will commence once the Registrant has raised further working capital to fund expansion (See Capital requirements and Use of Funds), and is not expected to take place until the second half of year 2000. Despite the Letter of Intent, the Registrant cautions that there is no guarantee that either the M. Demajo group or Maltacom will actually consummate a joint venture agreement with the Registrant.

Based on proceeding in Malta, the Registrant will deploy a standard model of its VoIP network in a limited number of countries initially, but should be able to rapidly duplicate the service in other countries. The base command center and network control system for Malta would require a one time expenditure by the Registrant of approximately $500,000. Establishment of the command center to observe and manage network operations in real time would take three months to install and test. Budgets and time frames for installation of points of presence in different countries will vary depending upon the volumes of traffic at each location, the types of switch gear in each location, and the infrastructure associated with each location. It is anticipated that the marketing and selling costs for each location would average $35,000 for each country, such costs being borne by the other joint venture partner(s).

Typically, the costs to the Registrant of equipment and setup to become operational averages $50,000 per point of presence for a volume of one million minutes per month. A typical installation can be set up and operational within sixty days of an agreement being confirmed. Once an agreement is established, a site visit takes place to establish a provisioning plan to install and test the gateway with the local provider's switch. Concurrently, bandwidth would be leased from fiber optic cable providers sufficient to meet two to three year forecasted demand. Once operations commence, operating costs would be covered by revenue from the individual contracts, which could run between 6 and 20 cents per minute, depending on traffic volumes.

The Registrant has established a vendor/supplier relationship with Clarent Corporation, a leading manufacturer of VoIP switch/servers that have proven very effective in the industry, in which Clarent will supply VoIP equipment to the Registrant. On October 1, 1999, Clarent shipped the first equipment to the Registrant, which has subsequently been assigned to ICE. This company has physical equipment installations in a variety of international markets which have been operating for the past several years. According to Cape Saffron, a UK-based research group focused on the international voice market in a report published in 1999, entitled "Global IP Voice / Fax Market 1999", more minutes travel across Clarent-enabled networks worldwide than those of any other equipment supplier.

Additionally, there are several other equipment manufacturers which are optional providers of Internet Protocol telephony such as Cisco, Lucent, Intertel, Netspeak, Siemens, Oki, and Rockwell. The Registrant will deploy VoIP solutions with dedicated circuits from foreign partnering PTTs to create low cost voice and data connections between numerous countries. By establishing dedicated leased circuits for the VoIP transmission from gateway to gateway, the Registrant's networks will avoid the problems sometimes associated with traditional VoIP installations that lack sufficient quality of service or experience signal delay (latency) problems and signal loss.

In addition to long distance voice traffic, Internet specific features such as "unified messaging" can add to the Registrant's revenue base. These features include voice mail, e-mail, fax mail and paging, which can all be combined to provide efficient services to customers on traditional wire line devices as well as wireless devices.

Other services can include: voice mail that can be transferred between locations for customers who travel; mass faxing that can be conducted through the Internet at low cost, making it a viable revenue source for the Registrant; e-mail-to-voice conversion (text-to-speech) that allows non-computer users to access electronic mail.

The Registrant's present management believes it possesses substantial knowledge in global business. The Registrant is planning to establish its technical operation and European headquarters in France or Germany to facilitate the development of working relationships and management of network control command centers. By augmenting the management team with European based, industry experienced personnel, and leveraging management's relationships and knowledge of global business, the Registrant anticipates capturing significant market share by reacting efficiently in regions where deregulation is occurring.

Regulatory Developments

In the past two years, three significant regulatory changes have substantially improved the telecom marketplace for businesses and their customers worldwide.

1. On January 1, 1998, the European Union, accounting for a third of the world's telephone lines, decreed an open telecommunications market.
This has transformed one of the world's most protected markets into one of the most open. This is a signal that governments are beginning to recognize and accept the link between competitive telecommunications and economic prosperity based on widely-accepted forecasts of cost reduction, service improvement and increased competition.

2. On February 5, 1998, the World Trade Organization's Agreement on Basic Telecommunication Services came into effect. As a result, 69 countries, accounting for 90% of the world's telecom equipment and services market, agreed to move from the rigid bilateral agreements of the former limited structure to embrace national and international competition. The World Trade Organization agreement on telecommunications services collectively accounts for more than 90% of all telecommunications trade in the world and calls for the liberalization for nearly all markets by the year 2000 or shortly thereafter. The Registrant is in position to take advantage of these changes in order to market newly discounted services to current and new customers in all 69 countries where this deregulation has taken place.

3. During 1998, the Japanese telecommunications market, which is the world's second largest became fully open. The Japanese government passed extensive legislation designed to liberalize the market and was one of the first to ratify the World Trade Organization protocol on Basic telecommunications Services.

Deregulation and privatization have allowed new long distance providers to emerge in foreign markets. By eroding the traditional monopolies previously held by single national providers, many of which were partially or wholly government owned, deregulation presents an opportunity for businesses to negotiate more favorable agreements with post telephone and telegraph operators and emerging foreign providers. In addition, deregulation in certain foreign countries will enable the Registrant to establish local switching and transmission facilities, thus allowing the Registrant to terminate traffic and begin carrying international long distance traffic originating in those countries. The Registrant believes that the growth of traffic originating in several markets worldwide will be significant due to relative economic growth rates and increasing access to telecommunications facilities in emerging markets.

The Registrant is in the process of acquiring telecom reseller operations in order to establish alliances, partnerships and joint ventures with telecom facilities-based firms and carriers on every continent. The Registrant has the ability to offer leadership models, marketing support services, and financial support to its acquired telecom resellers and service its allied facilities-based operating firms and carriers.

The Development of the U.S. and Overseas Markets

The international long distance industry consists of all transmissions of voice and data that originate in one country and terminate in another. This industry is undergoing a period of fundamental change which has resulted in substantial growth in international traffic. According to industry sources, world-wide gross revenues for providers of international telephone service exceeded $80 billion in 1998 and the volume of international traffic on public telephone networks is expected to compound at an annual growth rate of approximately 13 to 17% from 1999 through the year 2003.

Additional Marketing Opportunities

This section describes certain contact made by the registrant in various European and Asian countries. These opportunities serve only as examples of possible agreements that might result from further discussions. However, there is no certainty the Registrant will be successful in entering into any agreement with any of the following contacts.

FRANCE

The Registrant has had several meetings in Paris with a potential joint venture partner and French Telecom. Should an agreement be reached between the parties, the Registrant has the opportunity to carry up to 20,000,000 minutes per month through VoIP from France. The terms of the agreement have not been fully negotiated, but the Registrant would be prepared to provide and install all necessary network equipment and gateways to handle this volume of traffic at an expected cost of $1 to $1.5 million. It would be the Registrant's intent to have the joint venture partner staff any marketing and administrative functions. Typically, the Registrant would expect to earn between 1 and 3 cents per minute before depreciation, amortization, and interest expenses.

RUSSIA

The Registrant entered into a joint venture Agreement with government-licensed Crosna to create a VoIP platform in Moscow. As previously noted, this agreement has been assigned to ICE which will arrange and provide further funding. (See Agreements.) In the continuing belief that excellent potential exists for multiple providers in Russia, the Company has had discussions with other entities interested or involved in providing VoIP services to and from Russia, but as yet has made no joint venture or acquisition arrangements.

MALTA

After numerous visits to Malta, strong affiliations have been established and the Registrant is relying on its intended joint venture associates, the Demajo Group and Maltacom (PTT) to help the Registrant establish footholds throughout the region. To date, no further detailed plans have been developed regarding an implementation strategy, as the Registrant is presently seeking an equity financing for adequate working capital prior to formalizing any installation commitments in the Mediterranean. (See Agreements.)

In order to take advantage of any of these marketing opportunities, the Registrant will have to expend funds to travel to and communicate with people in these jurisdictions. There are no specific proposals in place at this time, but the registrant incorporate and invest in capital equipment and overhead in one or more areas. Finders fees and other transaction fees may be payable by the registrant in cash or stock.

It is estimated that a startup in any specific country, including installation of gateway equipment would total a minimum of $50,000 from inception to operation of the first million minutes per month of traffic volume.

STRATEGIC ALLIANCES

Management plans to utilize as many relationships and strategic alliances that have already been formed as is possible. Many of the relationships were formed as a result of the introductions made since the original acquisition with ICE. Since that agreement has been rescinded, the Registrant cannot be assured that any of those contacts will be available to the Registrant. Additionally, the Registrant will continue to seek other partnerships that have global market reach and significant compatibility with the Registrant's business goals.


ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant sub-lets space located at 11300 W. Olympic
Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US$500 per month on a month-to-month basis and office space at Suite 402, 609 West Hastings Street, Vancouver, B.C. Canada V6B
4W4. The rent for this space is US$750 per month, on a month-to-month basis.

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

Quarter Ending:         High ask per share:    Low bid per share:
---------------         -------------------    ------------------
March 31, 1999                $2.375                 $1.00
June 30, 1999                 $9.00                  $2.4375
September 30, 1999            $5.125                 $1.50
December 31, 1999             $3.375                 $0.375

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

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, as at December 31, 1999.

Plan of Operation.

Based upon the low monthly overhead associated with current operations, the Registrant believes that it has sufficient cash on hand and borrowing arrangements made to meet its anticipated needs for working capital, capital expenditures and business expansion for the next six months of operations, before any revenues are obtained. Should the business expand, and if the needs of the clientele require further equipment support, the Registrant will need to raise additional capital. Ian Lambert, the President and a director of the Registrant, has committed to make available and provide advances of the Registrant's operating costs to a maximum of $200,000 over the next twelve months, until such time as the Registrant can generate sufficient revenues and/or an alternate source of funding is secured to meet operational requirements and repay the advances. It is anticipated that the Lambert advances would be sufficient to maintain short term operating costs for up to twelve months, depending upon the rate the business expands. If expansion is rapid, the funding arrangements would likely be inadequate, and other financing would be required to meet the Registrant's needs. Should such other financing not be forthcoming, there is substantial doubt regarding the Registrant's ability to continue as a going concern.

To date, Hemisphere and Associates, Inc., a non-related party, has caused to be loaned to the Registrant on behalf of five lenders a total of approximately $1,024,614, at no interest. The lenders have recently been offered the right to convert the loans to private placement subscriptions for common stock to be issued at $0.625 per share, for a total of approximately 1,635,000 shares, restricted pursuant to Rule 144.

The Registrant has stated its intention to conduct a private placement of up to one million common shares at a price of $2.00 per share, announced August 18, 1999. As of this date, no subscription funds have been received and that private placement has been cancelled. The Company has recently announced a private placement of 2,000,000 shares at $0.625 per share (in which the potential loan conversion above has been included). The common shares to be issued by way of this private placement, under Regulation D, Rule 506 and/or Regulation S, would be restricted securities. Though he has indicated an intention to provide necessary working capital, Lambert, who has not yet provided any funding, is not under any obligation to provide further funding over and above the $200,000 committed to the Registrant and he may discontinue funding at any time should other financing be arranged.

The Registrant's auditor has issued its opinion that there is substantial doubt about the Registrant's ability to continue as a going concern. The Registrant has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In order to cover this contingency, the Registrant has secured the previously-described commitment from its President and Director, Mr. Ian Lambert, that he will advance sufficient funds, in the interim, so as to enable the Registrant's operations during such period. Notwithstanding the foregoing, the auditor advises in a Note to the Financial Statements as at December 31, 1999 that due to no established source of revenue, there is substantial doubt regarding the Registrant's ability to continue as a going concern, and as such, the Registrant is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

If the Registrant needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Registrant. Stockholders may also experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the Registrant's Common Stock. The Registrant does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Registrant could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Registrant's operations. There can be no assurance that additional financing will be available on terms favorable to the Registrant, or at all. If adequate funds are not available or are not available on acceptable terms, the Registrant may not be able to continue in business, or to a lesser extent, not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

The Registrant intends to hire additional employees as and only if the volume of business increases. The Registrant is not obligated to provide any further equipment over and above the $350,000 expended, for the Crosna joint venture project, since it has been assigned to ICE. The Registrant may be required in the future to purchase and provide equipment for the new agreements, but the amount is indeterminable at this time. Such agreements will contain qualifications that the supply of such equipment will be subject to the Registrant obtaining necessary financing or raising equity capital to fund such a commitment.

As of the date of this filing, no sales revenue has been generated by the Registrant. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Capital Requirements & Use of Funds

The Registrant will be seeking financing in the order of $2 to $3 million over the next twelve months to establish up to four points of presence. Due to the divestiture of the Crosna Agreement, the registrant will no longer need to raise large sums up to $50,000,000 over the next two to three years. Funds raised will be used to launch the Company's business plan and establish international offices starting in the USA and Europe. There is no guarantee that the Registrant will actually be able to complete such financing within a twelve month period, or at all. Should this funding not be raised, it would put the ability for the Registrant to pursue its business plan at risk (See Risk Factors).

This level of financing in the $2 to $3 million range can be undertaken by way of a combination of private placements, vendor equipment financing mechanisms, and debt financing secured by Letters of Credit provided by carriers contracting with the Registrant to carry VoIP based international traffic, and may only be required in tranches of $50,000 per Point of Presence.

It is an industry norm for irrevocable Letters of Credits ("L/C's") to be provided by carriers as a guarantee of payment for contracts with wholesale providers such as the Registrant, committing to specific levels of VoIP traffic volume, typically guaranteeing three months of the contract. The Registrant can assign the proceeds of such L/C's to lending institutions to provide security for debt financing. Such security often affords debt at a maximum borrowing cost of prime plus two percent. Such loans would typically be repaid over three years from operating revenues. The L/C's may be drawn down if the providing exchange carrier fails to pay the regularly scheduled invoices, usually billed weekly.

Corporate uses of funds shall include but not be limited to the following:

*Purchase of telecommunications equipment including switches, compression equipment, IP (Internet Protocol) servers, computers and software.

*Build out of switching facilities including property leases, facilities charges, utilities etc.

*Purchase of office equipment and associated software as necessary to increase efficiency, improve service, and expand market penetration.

*International market development, research, media trade shows, sales tools and support toward further development of the Company's international sales and service network of local strategic relations and agents offshore.

*Product development, enhancements and implementation to current products such as international direct connects, Voice over Internet Protocol (VoIP).

*Pursue telecommunication licensing and the establishment of corporate entities in strategic foreign countries to allow further exploitation of those markets. Expenses include license fees, legal costs and corporate development costs.

Administration and operational expenses

Capital is expected to be raised in stages, as the various strategic partnerships and joint ventures undergo installation of VoIP equipment.

The next phase of funding is anticipated to require approximately
$2 to $3 million, depending upon installation schedules negotiated under planned joint ventures and partnerships.

The following discussion and analysis explains the financial condition for the period from January 1, 1999 to December 31, 1999, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 1998.

Revenues. The Registrant does not anticipate that revenue generating operations will commence until the second half of 2000. No revenues were generated for the period January 1, 1999 to December 31, 1999, nor prior to that date.

Expenses. For the period from January 1, 1999 to December 31, 1999, the Company incurred expenses of $264,533 for consulting, including $24,890 in fees to Messrs. Lambert and Lawson and consultants fees of $239,643 for management and technical planning; $41,860 for marketing and investor relations; professional accounting and legal fees of $29,713; general and administrative expenses of $52,227; $26,369 for miscellaneous salaries; transfer agent and filing fees of $14,217; rent of $32,450; travel costs of $202,915; website development cots of $12,921; and $36,900 for telephone expenses. Expenses for the previous year ended December 31, 1998 were basically general and administrative, totaling $2,020. No expenses were incurred in the previous two years. All operating capital was advanced to the Registrant by Hemisphere & Associates, Ltd., a non-related party.

Net Loss. For the period from January 1, 1999 to December 31,
1999, the Company recorded a loss from operations totaling
$1,064,085 for the year. The total net loss since incorporation through to December 31, 1998, was $3,020.

Liquidity and Capital Resources.  On December 31, 1999,
Hemisphere and Associates Ltd. had advanced a total of $1,021,614 as loans to the Registrant to cover operating costs. As of December 31, 1999, the working capital deficiency was $1,064,765, including the loan payable of $1,021,614.

A.  RESULTS OF OPERATIONS

At this time, the Registrant has not commenced revenue generating operations. As noted previously, the Registrant does not anticipate commencing operations until the second half of 2000. The Registrant also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Form 10-KSB. The principal accountants' report on the financial statements of the fiscal years 1999 and 1998 contained no adverse opinions, nor a disclaimer of opinion, nor qualified as to uncertainty, audit scope, or accounting principles.


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

     (1) As of the date of this filing, these shares have not been issued. However, pursuant to recently granted conversion rights associated with loans made to the Registrant, the holders have the option to convert loans made to the Company, totaling approximately US$1,050,000, in a private placement at a rate of US$0.625 per share, for a total of 1,680,000 shares of the Company's Common Stock.

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

None.

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


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

The following documents are filed as part of this report under
Part II, Item 7:

Audited Financial Statements and notes thereto: Pages F-1 to F-10

Exhibits as required by Item 601 of Regulation S-B



Exhibit        Description
Number

The following exhibits are incorporated by reference to the
Registrant's Report on Form 10SB12G/A, dated April 10, 2000:
-----------------------------------------------------------------


Exhibit 3.1    Articles of Incorporation filed June 30, 1989.

Exhibit 3.2    Certificate of Amendment of Articles of
               Incorporation filed July 16, 1998, increasing authorized capital stock in the Corporation to 25 million shares at $0.001 par value.

Exhibit 3.3    Certificate of Amendment of Articles of
               Incorporation effecting a split of 200 for 1, effective July 25, 1998

Exhibit 3.4    Certificate of Amendment of Articles of
               Incorporation filed May 10, 1999, changing the name of the Corporation from Homefront Safety
               Services of Nevada, Inc. to LITEWAVE CORP.

Exhibit 3.5    Bylaws of the Corporation.

Exhibit 10.1 Technology Purchase and Assignment Agreement, dated April 19, 1999, to acquire the assets of and the world-wide rights to the technology agreement between the Corporation and International
               Communications and Equipment  Inc. (ICE).

Exhibit 10.2   Letter of Intent, dated May 27, 1999, from ZAO NPO
               Crosna of the Russian Federation covering the installation and operation of
               Voice-over-the-Internet Protocol technology for long distance telephone traffic to and from the Russian Federation.

Exhibit 10.3   Protocol of Intentions Agreement between the
               Corporation and ZAO NPO Crosna, dated June 22,
               1999, respecting the organization of international and inter-city VoIP communications channels in the territory of the Russian Federation.

Exhibit 10.4   Agreement, dated September 10, 1999, between
               Crosna and the Corporation entitled "Principles for Setting up the IP Telephone Network and Providing IP Telephone Services in the Territory of the Russian Federation"; establishing a 50/50 joint venture.

Exhibit 10.5 Agreement, dated January 7, 2000 Letter of Intent between the Corporation and International
               Communications and Equipment Inc. ("ICE") to rescind the Agreement dated April 19, 1999 between the two parties, and provide the terms for the assignment of the Crosna Russian project to ICE.

Exhibit 10.6   Letter of Intent, dated June 15, 1999, between the
               Corporation and M. Demajo Group of Companies of
               Valletta, Malta, to form a joint venture with in order to provide VoIP network and services, pre-paid calling cards, Internet Service Provider access and other telephony services.

Exhibit 10.7   Officer/Director Employment Agreement dated
               October 1, 1999 between the Corporation and its President, Ian Lambert


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

March 22, 2000
(except as to Note 6 which is as of May 2, 2000)

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


                                           LITEWAVE CORP.
                     (formerly Homefront Safety Services of Nevada, Inc.)
                                  (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS



                         Cumulative
                         Amounts From
                         Inception on        Year Ended December 31,
                         June 30, 1989
                         to December 31,     -----------------------
                         1999                1999          1998


EXPENSES
Accounting & legal      $    29,713      $  29,713      $   -
Consulting                  264,533        264,533          -
  General and
    administrative           52,227         49,207         2,020
  Marketing and
    Promotion                41,860         41,860          -

  Rent                       32,450         32,450          -

  Salaries & Benefits        26,369         26,369          -

  Telephone & Utilities      36,900         36,900          -

  Transfer Agent &
     Filing Fees             14,217         14,217          -

  Travel                    202,915        202,915          -

  Website Development        12,921         12,921          -
                         ----------      ---------      ---------
Write-down of
 capital assets (Note 4)   (353,000)      (353,000)         -
                         ----------      ---------      ---------


Loss for the period     $(1,067,105)   $(1,064,085)     $ (2,020)
                         ===========    ==========      =========

Basic loss per share                    $    (0.43)     $  (0.01)
                         ===========    ==========      =========

Weighted average number
  of common shares
  outstanding                            2,500,000      2,069,863
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


                                           LITEWAVE CORP.
                     (formerly Homefront Safety Services of Nevada, Inc.)
                                  (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS

                                     Cumulative
                                     Amounts From
                                    Inception on
                                    June 30, 1989    Year Ended December 31,
                                    to December 31,  ----------------------
                                        1999          1999       1998


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period               $(1,067,105)  $(1,064,085)  $ (2,020)

  Adjustments to reconcile loss to net
    cash used in operating activities:
      Issuance of common shares
        for services                      1,340           -        1,340
      Write-down of capital assets      353,000        353,000       -

  Changes in non-cash working capital items
 Increase in accounts receivable         (5,733)        (5,733)      -
 Increase in accounts payable
      and accrued liabilities            44,113         43,433       680
                                      ----------     ----------    -------
  Net cash used in
    operating activities              (674,385)       (673,385)      -
                                      ----------     ----------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock              1,000            -          -
  Note Payable                       1,021,614       1,021,614       -
                                    -----------     ----------    -------
  Net cash provided by financing
    activities                         669,614         668,614       -
                                     ----------     ----------    -------

CASH FLOWS FROM INVESTING ACTIVITIES      -              -           -
Acquisition of Capital Assets         (353,000)       (353,000)      -
                                     ----------     ----------    -------
  Net cash used in
    investing activities              (353,000)       (353,000)      -
                                     ----------     ----------    -------
Decrease in cash and cash
   equivalents for the period           (4,771)        (4,771)       -
                                     ----------     ----------    -------

Cash and cash equivalents,
   beginning of period                   -              -            -
                                     ----------     ----------    -------

Cash and cash equivalents,
  end of period                     $  (4,771)      $ (4,771)    $   -
                                     ==========     ==========    =======
Cash consists of:
  Cash & cash equivalents           $    -          $    -       $   -
  Bank Indebtedness                    (4,771)        (4,771)        -
                                    ----------     ----------    -------
                                    $  (4,771)     $  (4,771)     $  -

Cash paid during the period for:
  Interest expense                  $    -         $    -         $  -
  Income taxes                           -              -            -
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

Reporting on costs of start-up activities

In April 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998 with initial adoption reported as the cumulative effect of a change in accounting principle. The adoption by the Company of SOP 98-5 during the current period had no effect on its financial statements.

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

Subsequent to year end, the Company assigned the capital assets to ICE in exchange for a note receivable (Note 10). Management has decided to write off the carrying value of the capital assets to $Nil to reflect the impairment in value.

5.   NOTE PAYABLE

The note payable is unsecured, non-interest bearing with no fixed terms of repayment. The fair value of the note payable is not determinable as it has no repayment terms and is non-interest bearing.

6.   CAPITAL STOCK

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


    LITEWAVE CORP.


/s/ Ian Lambert                           Dated: June 15, 2000
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: June 15, 2000
    Harvey Lawson,
    Secretary, Director