Form 10KSB/A
period 1999-12-31
LITEWAVE CORP
filed 2000-07-21
CIK 1096264

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

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

Plan of Operation.

The Company is a development-stage company whose primary business is the development and delivery of telecom network solutions, products and services to the global marketplace, and the potential expansion of worldwide digital, voice, data and image delivery services via ultra modern fiber optic, internet circuit, satellite and Public Switched Telephone Network (PSTN) systems. The Registrant plans to offer highly reliable, low-cost switched and Internet driven services on a wholesale and retail basis.
The Registrant is in the process of formulating joint venture agreements with telephone service entities in a targeted group of up to 25 countries through a flexible network comprised of various foreign termination relationships, international servers, leased and owned transmission facilities and resale arrangements with long distance providers. The planned network deployment will utilize gateways, digital signal processors, and routers coupled to trans-oceanic fiber optics networks with both originating and terminating facilities installed in North America, Western Europe, Asia, Russia, China, Indonesia, and other regions.

The Company plans to deploy the initial phase of its VoIP network in western European countries during the year 2000, carrying long distance traffic for national and regional exchange carriers from country to country. This initial deployment will be financed by equity and/or debt financing.

Based upon the low monthly overhead associated with current operations, the Registrant believes that it has sufficient cash on hand and borrowing arrangements made to meet its anticipated needs for working capital, capital expenditures and business expansion for the next six months of operations, before any revenues are obtained. Should the business expand, and if the needs of the clientele require further equipment support, the Registrant will need to raise additional capital. Ian Lambert, the President and a director of the Registrant, has committed to make available and provide advances of the Registrant's operating costs up to a maximum of $200,000 over the next twelve months, until such time as the Registrant can generate sufficient revenues and/or an alternate source of funding is secured to meet operational requirements and repay the advances. The funding agreement calls for an interest-free (if converted into Common Stock of the Company) line of credit of up to $200,000, starting in August, 2000, and limited to a maximum draw of $20,000 per month. Sums borrowed under this agreement are convertible by Mr. Lambert into Common Stock of the Company, at either 1) fifty percent of the average "bid" price for the thirty-day period immediately preceding the election to convert; or 2) prior to listing on a public exchange, 75% of the then-most-recent private placement share issuance price. The conversion price in either case allows for recognition of the added risk associated with stock that is restricted against transfer in the public marketplace for a period of one year, as Mr. Lambert's stock would be, should he elect to convert. (A copy of the Funding Agreement is referenced herein as Exhibit 10.8).

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

To date, Hemisphere and Associates, Inc., a non-related party, has caused to be loaned to the Registrant, on behalf of itself and four independent lenders, a total of approximately $1,024,614, at no interest. The lenders have recently been offered the right to convert the loans to private placement subscriptions for common stock to be issued at $0.625 per share, for a total of approximately 1,635,000 shares, restricted pursuant to Rule 144.

The Registrant had stated its intention to conduct a private placement of up to one million common shares at a price of $2.00 per share, announced August 18, 1999. As of this date, no subscription funds have been received and that private placement has been cancelled. The Company has recently announced a private placement of 2,000,000 shares at $0.625 per share (in which the potential loan conversion above has been included). The common shares to be issued by way of this private placement, under Regulation D, Rule 506 and/or Regulation S, would be restricted securities. Though he has indicated an intention to provide necessary working capital, Lambert, who has not yet provided any funding, is not under any obligation to provide further funding over and above the $200,000 committed to the Registrant and he may discontinue funding at any time should other financing be arranged.

The Registrant's auditor has issued its opinion that there is substantial doubt about the Registrant's ability to continue as a going concern. The Registrant has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In order to cover this contingency, the Registrant has secured the previously-described commitment from its President and Director, Mr. Ian Lambert, that he will advance sufficient interim funds, up to $200,000, so as to enable the Registrant's operations during such period. Notwithstanding the foregoing, the auditor advises in a Note to the Financial Statements as at December 31, 1999 that due to no established source of revenue, there is substantial doubt regarding the Registrant's ability to continue as a going concern, and as such, the Registrant is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

If the Registrant needs to raise additional funds in order to fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Registrant. Stockholders may also experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the Registrant's Common Stock. The Registrant does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Registrant could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Registrant's operations. There can be no assurance that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to deploy and expand its network development efforts over the next twelve months. Based upon its past history, management believes that it may be able to obtain funding from investors or lenders, but is unable to predict with
any certainty the amount and/or terms thereof.   If adequate
funds are not available or are not available on acceptable terms, the Registrant may not be able to continue in business, or to a lesser extent, may not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

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

Expenses. For the period from January 1, 1999 to December 31, 1999, the Company incurred expenses of $264,533 for consulting, including $24,890 in fees to Messrs. Lambert and Lawson and consultants fees of $239,643 for management and technical planning; $41,860 for marketing and investor relations; professional accounting and legal fees of $29,713; general and administrative expenses of $52,227; $26,369 for miscellaneous salaries; transfer agent and filing fees of $14,217; rent of $32,450; travel costs of $202,915; website development cots of $12,921; and $36,900 for telephone expenses. Expenses for the previous year ended December 31, 1998 were basically general and administrative, totaling $2,020. No expenses were incurred in the previous two years. All operating capital was advanced to the Registrant through loans arranged by Hemisphere & Associates, Ltd., a non-related party.

Net Loss.  For the period from January 1, 1999 to December 31,
1999, the Company recorded a loss from operations totaling
$1,064,085 for the year. The total net loss since incorporation through to December 31, 1998, was $3,020.

Liquidity and Capital Resources.  On December 31, 1999,
Hemisphere and Associates Ltd., in conjunction with four independent lenders, had advanced a total of $1,021,614 as loans to the Registrant to cover operating costs. As of December 31, 1999, the working capital deficiency was $1,064,765, including the loan payable of $1,021,614.

A.  RESULTS OF OPERATIONS

At this time, the Registrant has not commenced revenue generating operations. As noted previously, the Registrant does not anticipate commencing operations until the second half of 2000. The Registrant also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Registrant had a working capital deficiency of $1,064,765 at December 31, 1999. The Registrant is pursuing a private placement at $0.625 per share to finance business development and settle the outstanding notes payable of $1,021,614 at December 31, 1999. In the meantime, the Company is meeting its obligations through funds loaned by non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances once its Form 10-SB registration statement is completed and the Registrant is listed for trading on the NASD Over The Counter Bulletin Board.

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


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

The following documents are filed as part of this report under
Part II, Item 7:

Audited Financial Statements and notes thereto: Pages F-1 to F-10

Exhibits as required by Item 601 of Regulation S-B



Exhibit        Description
Number

The following Exhibits are incorporated by reference to the
Registrant's latest Report on Form 10SB:
-----------------------------------------------------------------


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

Exhibit 10.7   Officer/Director Employment Agreement, dated
               October 1, 1999, between the Corporation and its President, Ian Lambert

Exhibit 10.8   Funding Agreement, dated July 6, 2000, between the
               Company and its President, Ian Lambert


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


    LITEWAVE CORP.


/s/ Ian Lambert                           Dated: July 12, 2000
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: July 12, 2000
    Harvey Lawson,
    Secretary, Director