Form 10QSB/A
period 2000-03-31
LITEWAVE CORP
filed 2000-07-21
CIK 1096264

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


      Suite 402, 609 West Hastings Street, Vancouver, BC V6B 4W4
               (Address of Principal Executive Offices)


                            (604) 633-2342
                      (Issuer's Telephone Number)


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

                                                                      Deficit
                                                                      Accumulated
                              Capital Stock            Additional     During the
                         ---------------------         Paid-in        Development
                         Shares         Amount         Capital        Stage               Total


Balance, December 31,
 1997                    2,000,000    $  2,000       $    -         $   (2,000)        $     -

  Shares issued for
    services               500,000         500             840             -                 1,340

  Loss for the year           -           -               -              (2,020)            (2,020)
                         ---------   ---------       ----------      ----------         ----------

Balance, December 31,
  1998                   2,500,000       2,500             840           (4,020)              (680)

  Loss for the year           -           -               -          (1,064,085)        (1,064,085)
                         ---------   ---------       ----------      ----------         ----------

Balance, December 31,
  1999                   2,500,000       2,500             840       (1,068,105)        (1,064,765)

  Loss for the period         -           -               -             (21,557)           (21,557)
                         ---------   ---------       ----------      ----------         ----------

Balance, March 31,
  2000                   2,500,000    $  2,500       $     840      $(1,089,662)       $(1,086,322)
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


                                        Cumulative
                                        Amounts From
                                        Inception on
                                        June 30, 1989            March 31,           March 31,
                                        to March 31, 2000        2000                1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                   $ (1,086,662)            $  (21,557)        $(4,481)
  Adjustment to reconcile loss to net
    cash used in operating activities:
  Issuance of common shares
        for services                           1,340                    -                -
  Write-down of capital assets               353,000                    -

  Changes in non-cash working capital items
    Increase in accounts receivable           (5,733)                   -                -
    Increase (decrease)in accounts payable
      and accrued liabilities                 38,785                 (5,328)           5,143
                                        -----------              ----------          ----------
  Net cash used in operating activities    (701,270)                (26,885)             662
                                        -----------              ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of Capital stock                    1,000                    -
  Note payable                             1,050,862                 29,248               -
                                          ----------              ----------          ----------

  Net cash provided by financing
    activities                             1,051,862                 29,248               -
                                         -----------              ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets            (353,000)                   -                  -
  Acquisition of other assets                   -                      -                 (662)
                                        -----------               ----------          ----------

  Net cash used in investing activities    (353,000)                   -                 (662)
                                        -----------               ----------          ----------


Increase (decrease) in cash
  for the period                            (2,408)                   2,363               -

Cash, beginning of period                       -                    (4,771)              -
                                        -----------              ----------          ----------

Cash, end of period                     $   (2,408)              $   (2,408)         $    -
                                        ===========              ==========          ==========

Cash and cash equivalents consists of:
  Cash and cash equivalents             $      -                 $     -            $     -
  Bank indebtedness                        (2,408)                   (2,408)              -
                                        -----------              ----------          ----------
                                        $  (2,408)               $   (2,408)        $     -
                                        ===========              ==========          ==========

Cash paid during the period for:
  Interest                              $      -                 $     -             $    -
  Income taxes                                 -                       -                  -
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

                                              March 31,      December 31,
                                              2000           1999

Deficit accumulated during the              $(1,089,622)    $(1,068,105)
 development stage
Working capital deficiency                   (1,086,322)     (1,064,765)


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

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2000




10.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

                                       March 31,      December 31,
                                       2000           1999

Tax benefit of net operating           $  410,400     $  405,120
 loss carryforward
Valuation allowance                      (410,400)      (405,120)
                                       $      -       $      -

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

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on third-party loans to raise working capital to fund operations. At March 31, 2000, the Company had a working capital deficiency of approximately $1,086,322 in Notes payable and bank indebtedness, and current payables of $38,785. Since that date, sufficient loans have been advanced to cover the bank indebtedness and fund current operations. It is anticipated that management will be able to fund the Company's base operations by way of shareholder advances and/or non-related third-party loans for up to twelve months.

Based upon the low monthly overhead associated with current operations, the Registrant believes that it has sufficient cash on hand and borrowing arrangements made to meet its anticipated needs for working capital, capital expenditures and business expansion for the next six months of operations, before any revenues are obtained. Should the business expand, and if the needs of the clientele require further equipment support, the Registrant will need to raise additional capital. Ian Lambert, the President and a director of the Registrant, has committed to make available and provide advances of the Registrant's operating costs up to a maximum of $200,000 over the next twelve months, until such time as the Registrant can generate sufficient revenues and/or an alternate source of funding is secured to meet operational requirements and repay the advances. The funding agreement calls for an interest-free (if converted into Common Stock of the Company) line of credit of up to $200,000, starting in August, 2000, and limited to a maximum draw of $20,000 per month. Sums borrowed under this agreement are convertible by Mr. Lambert into Common Stock of the Company, at either 1) fifty percent of the average "bid" price for the thirty-day period immediately preceding the election to convert; or 2) prior to listing on a public exchange, 75% of the then-most-recent private placement share issuance price. The conversion price in either case allows for recognition of the added risk associated with stock that is restricted against transfer in the public marketplace for a period of one year, as Mr. Lambert's stock would be, should he elect to convert. (A copy of the Funding Agreement is attached to the Company's latest Amended Form 10SB as Exhibit 10.8).

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


                         LITEWAVE  CORP.


    /s/ Ian Lambert                          Dated: July 12, 2000
    Ian Lambert,
    President, Director



    /s/ Harvey Lawson                        Dated: July 12, 2000
    Harvey Lawson,
    Chief Financial Officer, Secretary, Director