Form 10QSB
period 2000-06-30
LITEWAVE CORP
filed 2000-08-21
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                           FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2000

                                  OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                     Commission File No. 000-27713


                            LITEWAVE CORP.
  -------------------------------------------------------------
            (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                        95-4763671
(State or other Jurisdiction                        (IRS Employer
of Incorporation or Organization)             Identification No.)


    Suite 402, 609 West Hastings Street, Vancouver, BC V6B 4W4
             (Address of Principal Executive Offices)


                          (604) 633-2342
                    Issuer's Telephone Number


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       YES [X]    NO [ ]

    As of June 30, 2000: 6,000,000 shares of Common Stock were outstanding.

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

                           JUNE 30, 2000

                                         LITEWAVE CORP.
                      (formerly Homefront Safety Services Of Nevada, Inc.)
                                 (A Development Stage Company)
                                         BALANCE SHEETS
                               (Unaudited - Prepared by Management)


                                        June 30,                 December 31,
                                        2000                     1999 (Audited)
                                        -----------              ------------

ASSETS

Accounts receivable                     $    6,444               $    5,733
                                        -----------              ------------
                                        $    6,444               $    5,733
                                        ===========              ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Bank indebtedness                  $    2,329               $    4,771
     Accounts payable and
       accrued liabilities                  39,530                   44,113
     Note payable (Note 6)                  27,310                1,021,614
                                        -----------              ------------
                                            69,169                1,070,498
                                        -----------              ------------

Stockholders' deficit
     Capital stock (Note 7)
          Authorized
            25,000,000 common shares
            with a par value of $0.001
          Issued
            6,000,000 common shares
            (December 31, 1998
            2,500,000 common shares)          6,000                    2,500
     Additional paid in capital           1,047,340                      840
     Deficit accumulated during
       the development stage             (1,116,065)              (1,068,105)
                                        ------------             ------------
                                            (62,725)              (1,064,765)
                                        ------------             ------------
                                        $     6,444              $     5,733
                                        ============             ============


History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.


                                         LITEWAVE CORP.
                      (formerly Homefront Safety Services Of Nevada, Inc.)
                                 (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                               (Unaudited - Prepared by Management)

                               Cumulative
                               Amounts From
                               Inception on    Three Month Period Ended  Six Month Period Ended
                               June 30, 1989   June 30,    June 30,       June 30,    June 30,
                               to June 30, 2000  2000        1999           2000        1999

EXPENSES
  Accounting and legal         $45,465         $ 9,603     $      -     $  15,752      $     -
  Consulting                   289,283          13,500        98,098       24,750       100,778
  General and
    administrative              53,890             750        42,584        1,663        53,516
  Marketing and
    advertising                 41,860              -         30,278           -         30,586
  Rent                          34,800           1,319        12,998        2,350        13,173
  Salaries, Benefits            26,369              -             -            -             -
  Telephone, Utilities          38,506             832        13,673        1,606        14,079
  Transfer Agent, Filing Fees   15,299             399            -         1,802            -
  Travel                       202,915              -             -            -             -
  Website Development           13,678              -             -           757            -
  Write-down of capital assets 353,000              -             -            -             -
                            ----------       ---------     ---------    ---------      ---------
 Loss for the period       $(1,115,065)      $ (26,403)    $(197,631)   $ (47,960)    $(212,132)
                            ==========       =========     =========    =========      =========

Basic and dilutive loss per share            $   (0.02)    $  (0.08)    $   (0.02)    $   (0.08)
                                             =========     =========    =========      =========

Weighted average number of
  common shares outstanding                  2,519,250     2,500,000    2,538,500      2,500,000
                                             =========     =========    =========      =========


The accompanying notes are an integral part of these financial statements.

                                           LITEWAVE CORP.
                        (formerly Homefront Safety Services Of Nevada, Inc.)
                                    (A Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 (Unaudited - Prepared by Management)

                                                                   Deficit
                                                                   Accumulated
                              Capital Stock          Additional    During the
                         ---------------------       Paid-in       Development
                         Shares         Amount       Capital       Stage            Total

Balance, December 31,
 1997                    2,000,000    $  2,000       $    -        $    (2,000)      $     -
  Shares issued for
    services               500,000         500             840            -               1,340

  Loss for the year           -           -               -             (2,020)          (2,020)
                         ---------   ---------       ----------      ----------      ----------

Balance, December 31,
  1998                   2,500,000       2,500             840          (4,020)            (680)

  Loss for the year           -           -               -         (1,064,085)      (1,064,085)
                         ---------   ---------       ----------      ----------      ----------

Balance, December 31,
  1999                   2,500,000       2,500             840      (1,068,105)      (1,064,765)

Common stock issued for
 settlement of debt      3,500,000       3,500       1,046,500            -           1,050,000

Loss for the period           -           -               -            (47,960)         (47,960)
                         ---------   ---------       ----------      ----------      ----------

Balance, June 30,
  2000                   6,000,000   $   6,000      $1,047,340     $(1,116,065)       $ (62,725)
                         =========   =========       ==========      ==========      ==========


The accompanying notes are an integral part of these financial statements.

                                           LITEWAVE CORP.
                        (formerly Homefront Safety Services Of Nevada, Inc.)
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                 (Unaudited - Prepared by Management)

                                        Cumulative
                                        Amounts From            Six Month
                                        Inception on           Period Ended
                                        June 30, 1989      June 30,    June 30,
                                        to June 30, 2000    2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                   $ (1,115,065)   $  (47,960)  $ (212,132)
  Adjustment to reconcile loss to net
    cash used in operating activities:
  Issuance of common shares for services       1,340            -            -
  Write-down of capital assets               353,000            -            -
  Changes in non-cash working capital items
    Increase in accounts receivable           (6,444)         (711)      (1,514)
    Increase (decrease)in accounts payable
      and accrued liabilities                 39,530        (4,583)      15,546
                                         -----------     ----------    ----------
  Net cash used in operating activities     (727,639)      (53,254)    (198,100)
                                         -----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances Receivable                               -             -       (21,220)
Issuance of Capital stock                      1,000            -            -
Note payable                               1,077,310        55,696      213,406
                                         -----------     ----------    ----------

  Net cash provided by financing
    activities                             1,078,310        55,696      192,186
                                         -----------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of capital assets             (353,000)           -            -
                                         -----------     ----------    ----------

  Net cash used in investing activities     (353,000)           -            -
                                         -----------     ----------    ----------


Increase (decrease) in cash
  for the period                              (2,329)        2,442       (5,914)

Cash, beginning of period                         -         (4,771)          -
                                         -----------     ----------    ----------

Cash, end of period                       $   (2,329)    $  (2,329)    $ (5,914)
                                         ===========     ==========    ==========

Cash and cash equivalents consists of:
  Cash and cash equivalents               $       -      $      -      $     -
  Bank indebtedness                           (2,329)       (2,329)          -
                                         -----------     ----------    ----------
                                          $   (2,329)    $  (2,329)    $     -
                                         ===========     ==========    ==========

Cash paid during the period for:
  Interest                                $       -      $      -      $     -
  Income taxes                                    -             -            -
                                         ===========     ==========    ==========

Supplemental disclosure for
 non-cash operating, financing
 and investing activities (Note 9)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000


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

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at June 30, 2000 and for the period then ended have been made.
These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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


                                    June 30,      December 31,
                                    2000          1999
Deficit accumulated during
 the development stage              $(1,116,065)  $(1,116,065)

Working capital (deficiency)            (62,725)   (1,064,765)


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

     Cash and cash equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of Six months or less.

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

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000


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

     Comprehensive income

     In 1998, the Company adopted Statement of Financial
Accounting Standards No. 130 ("SFAS 130"), "Reporting
Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2000.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000


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

5.   NOTE RECEIVABLE

     During the period ended June 30, 2000, the Technology Purchase and Assignment Agreement with ICE was cancelled and the Company's rights, titles and interest in the Crosna Project including capital assets (Note 4) were assigned to ICE in exchange for a note receivable of $1,100,000. The note receivable is unsecured, non-interest bearing and is to be repaid from a portion of the profits of the Crosna Project assigned to ICE.

     Due to the uncertainty of collecting the $1,100,000 note receivable, management has taken a full provision of $1,100,000 against the note receivable.

6.   NOTE PAYABLE

     The note payable is unsecured, non-interest bearing with no fixed terms of repayment. The fair value of the note payable is not determinable as it has no repayment terms and is non-interest bearing.

7.   CAPITAL STOCK

     On June 30, 1989, the Company issued 10,000 shares of common stock for proceeds of $1,000.

     On November 10, 1998, the Company issued 500,000 shares of common stock at a deemed value of $1,340 for services rendered, of which 340,000 common shares were issued at a deemed value of $340 to former officers and directors of the Company.

     On June 29, 2000, the Company issued 3,500,000 shares of common stock at a deemed value of $1,050,000 for the settlement of a note payable.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2000


7.   CAPITAL STOCK (cont'd.....)

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

8.   RELATED PARTY TRANSACTIONS

     During the period ended June 30, 2000, the Company paid
$24,750 (1999 - $2,680) in consulting fees to directors, a former director and to a company related by a common director.

9.   SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING
     AND INVESTING ACTIVITIES

     The significant non-cash transaction for the period ended
June 30, 2000 consisted of the Company issuing 3,500,000 shares of common stock at a deemed value of $1,050,000 for the settlement of a note payable.

     There were no significant non-cash transactions for the period ended June 30, 1999.

10.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

                                        June 30,     December 31,
                                        2000         1999

 Tax benefit of net operating
 loss carryforward                      $ 437,000    $ 405,120

 Valuation Allowance                      437,000      405,120
                                        ---------    ---------
                                        $      -     $      -


     The Company has a net operating loss carry forward of approximately $1,115,000 which expires in 2006 and 2007. The
Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realization.


ITEM 2.  PLAN OF OPERATION

GENERAL

The Company is a development-stage company whose primary business is the development and delivery of telecom network solutions, products and services to the global marketplace, and the expansion of worldwide digital, voice, data and image delivery services via ultra modern fiber optic, Internet circuit, satellite and Public Switched Telephone Network (PSTN) systems. The Registrant plans to offer highly-reliable, low-cost switched and Internet-driven services on a wholesale and retail basis.
The Registrant is in the process of formulating joint venture agreements with telephone service entities in a targeted group of up to 25 countries through a flexible network comprised of various foreign termination relationships, international servers, leased and owned transmission facilities and resale arrangements with long distance providers. The planned network deployment will utilize gateways, digital signal processors, and routers coupled to trans-oceanic fiber optics networks with both originating and terminating facilities installed in North America, Western Europe, Asia, Russia, China, Indonesia and other regions.

The Company plans to expand its network into western European countries during the year 2000, carrying long distance traffic for national and regional exchange carriers from country to country. This expansion will be financed by equity, debt and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At June 30, 2000, the Company had a working capital deficiency of approximately $62,725 in Notes payable and bank indebtedness, and current payables of $69,269. Since that date, sufficient shareholder loans have been advanced to cover the bank indebtedness and fund current operations. It is anticipated that management will be able to fund the Company's base operations by way of shareholder loans for up to twelve months.

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

No assurances can be given that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to expand its network development efforts over the next 12 months. Based upon its past history, management believes that it may be able to obtain funding in such manner but is unable to predict with any certainty the amount and terms thereof. If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities entirely.

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



                   PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

The Company issued 3,500,000 restricted shares of its Common
Stock pursuant to Regulation S at a purchase price of $0.30 per share to eight subscribers, as settlement in full of notes payable in the amount of $1,050,000.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE


ITEM 5.  OTHER INFORMATION

On June 10, 1999, the Registrant announced a Letter of Intent, dated May 27, 1999, from ZAO NPO Crosna ("Crosna") of the Russian Federation. The Crosna Group consists of four closely-held joint stock companies registered and located in the Russian Federation, predominantly in Moscow. The core of the group is composed of telecommunication systems design, manufacturing, research and development, operating, and servicing companies; companies providing a wide range of financial services including banking, depository, registrar, broker and dealer services; electrical motors and low voltage equipment manufacturers, and consumer goods production lines. ZAO NPO Crosna is a telecommunications operator providing satellite communication with remote users with access to the Moscow city telephone network. It also provides the Crosna Group Industrial Division with a number of security infrastructure and administrative services, and is used as a contractual party for the Ministry of Defense and other governmental orders which have certain tax exemptions.

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


                         LITEWAVE  CORP.


    /s/ Ian Lambert                     Dated: August 15, 2000
    Ian Lambert,
    President, Director


    /s/ Harvey Lawson                   Dated: August 15, 2000
    Harvey Lawson,
    Chief Financial Officer, Secretary, Director