Form 10QSB
period 2000-09-30
LITEWAVE CORP
filed 2000-11-20
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549
                              FORM 10-QSB

(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2000

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

As of September 30, 2000: 6,000,000 shares of common stock were outstanding.

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

                           SEPTEMBER 30, 2000

                                         LITEWAVE CORP.
                      (formerly Homefront Safety Services Of Nevada, Inc.)
                                 (A Development Stage Company)
                                         BALANCE SHEETS
                               (Unaudited Prepared by Management)


                                        September 30,            December 31,
                                           2000                  1999 Audited

ASSETS

Accounts receivable                     $    4,988                $    5,733
                                        -----------              ------------
                                        $    4,988                $    5,733
                                        ===========              ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Bank indebtedness                  $     2,412              $     4,771
     Accounts payable and
       accrued liabilities                   43,029                   44,113
     Note payable (Note 6)                   46,311                1,021,614
                                        -----------              ------------
                                             91,752                1,070,498
                                        -----------              ------------
Stockholders' deficit
     Capital stock (Note 7)
          Authorized
            25,000,000 common shares
            with a par value of $0.001
          Issued
            6,000,000 common shares
            (December 31, 1998
            2,500,000 common shares)          6,000                    2,500
     Additional paid in capital           1,047,340                      840
     Deficit accumulated during
       the development stage             (1,140,104)              (1,068,105)
                                        -----------              ------------
                                            (86,764)              (1,064,765)
                                        -----------              ------------
                                        $     4,988              $     5,733
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

                             Cumulative
                             Amounts From
                             Inception on  Three Month Period Ended   Nine Month Period Ended
                             June 30, 1989        September 30,            September 30,
                          to Sept. 30, 2000     2000          1999        2000       1999
EXPENSES
  Accounting and legal         $53,027       $ 7,562     $      -     $  23,314  $     -
  Consulting                   302,783        13,500        96,886       38,250   198,003
  General and
    administrative              54,662           772        52,788        2,435    64,845
  Marketing and
    advertising                 41,860            -          4,577           -     35,163
  Rent                          36,217         1,417         9,513        3,767    22,686
  Salaries, Benefits            26,369            -             -            -         -
  Telephone, Utilities          38,890           384         7,298        1,990    21,377
  Transfer Agent, Filing Fees   15,703           404            -         1,486        -
  Travel                       202,915            -        122,448           -    153,551
  Website Development           13,678            -             -           757        -
  Write-down of capital assets 353,000            -             -            -         -
                            ----------     ---------      ---------   --------- ---------
 Loss for the period       $(1,139,104)    $ (24,039)     $(293,510)  $ (71,999)$(495,625)
                            ==========     =========      =========   ========= =========


Basic and dilutive loss per share         $  (0.01)      $  (0.12)    $  (0.02)  $  (0.20)
                                           =========      =========    ========= =========

Weighted average number of
  common shares outstanding                6,000,000      2,500,000    3,675,182  2,500,000
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

                                                                     Deficit
                                                                     Accumulated
                              Capital Stock            Additional    During the
                         ---------------------         Paid-in       Development
                         Shares         Amount         Capital       Stage               Total

Balance, December 31,
 1997                    2,000,000    $  2,000       $    -         $   (2,000)        $     -
  Shares issued for
    services               500,000         500             840             -                 1,340

  Loss for the year           -           -               -              (2,020)            (2,020)
                         ---------   ---------       ----------      ----------         ----------

Balance, December 31,
  1998                   2,500,000       2,500             840           (4,020)              (680)

  Loss for the year           -           -               -          (1,064,085)        (1,064,085)
                         ---------   ---------       ----------      ----------         ----------

Balance, December 31,
  1999                   2,500,000       2,500             840       (1,068,105)        (1,064,765)

Common stock issued for
 settlement of debt      3,500,000       3,500        1,046,500          -               1,050,000

Loss for the period          -           -                -             (71,999)           (71,999)
                         ---------   ---------       ----------      ----------         ----------
Balance, September 30,
  2000                   6,000,000    $  6,000       $1,047,340    $ (1,140,104)        $  (86,764)
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

                                        Cumulative
                                        Amounts From             Nine Month
                                        Inception on            Period Ended
                                        June 30, 1989           September 30,
                                        to Sept. 30, 2000       2000        1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                   $ (1,139,104)   $  (71,999)  $ (495,625)
  Adjustment to reconcile loss to net
    cash used in operating activities:
  Issuance of common shares for services      1,340            -            -
  Write-down of capital assets              353,000            -            -
  Changes in non-cash working capital items
    Increase in accounts receivable          (4,988)          745       (1,514)
    Increase (decrease)in accounts payable
      and accrued liabilities                43,029        (1,084)       7,348
                                        -----------     ----------    ----------
  Net cash used in operating activities    (746,723)      (72,338)    (489,791)
                                        -----------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Indebtedness                             2,412        (2,359)     184,802
Issuance of Capital stock                     1,000            -            -
Note payable                              1,096,311        74,697      685,315
                                         ----------     ----------    ----------

  Net cash provided by financing
    activities                           1,099,723        72,338       870,117
                                        -----------    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances receivable                                                  (27,326)
  Acquisition of capital assets          (353,000)            -       (353,000)
                                        -----------    ----------   ----------

  Net cash used in investing activities  (353,000)            -       (380,326)
                                        -----------    ----------   ----------

Increase (decrease) in cash
  for the period                               -              -             -

Cash, beginning of period                      -              -             -
                                       -----------     ----------    ----------

Cash, end of period                            -              -             -
                                       ===========     ==========    ==========

Cash paid during the period for:
  Interest                              $      -        $     -       $     -
  Income taxes                                 -              -             -
                                       ===========     ==========    ==========


Supplemental disclosure for non-cash operating, financing and investing activities (Note 9)
The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000



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

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at September 30, 2000 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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


                                                    Sept. 30,  December 31,
                                                    2000         1999
Deficit accumulated during the development stage $  (1,140,104) $ (1,068,105)

Working capital (deficiency)                           (86,764)   (1,064,765)


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

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000


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

     Comprehensive income

     In 1998, the Company adopted Statement of Financial
Accounting Standards No. 130 ("SFAS 130"), "Reporting
Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2000.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000


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

5.   NOTE RECEIVABLE

     During the period ended September 30, 2000, the Technology Purchase and Assignment Agreement with ICE was cancelled and the Company's rights, titles and interest in the Crosna Project including capital assets (Note 4) were assigned to ICE in exchange for a note receivable of $1,100,000. The note receivable is unsecured, non-interest bearing and is to be repaid from a portion of the profits of the Crosna Project assigned to ICE.

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

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000


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

8.   RELATED PARTY TRANSACTIONS

     During the period ended September 30, 2000, the Company paid
$38,250 (1999 - $2,680) in consulting fees to directors, a former director and to a company related by a common director.

9.   SUPPLEMENTAL DISCLOSURE FOR NON-CASH OPERATING, FINANCING
     AND INVESTING ACTIVITIES

     The significant non-cash transaction for the period ended
September 30, 2000 consisted of the Company issuing 3,500,000 shares of common stock at a deemed value of $1,050,000 for the settlement of a note payable.

     The significant non-cash transaction for the period ended
September 30,, 1999 consisted of the Company acquiring capital assets in the amount of $871,000 with vendor equipment financing.

10.  INCOME TAXES

     The Company's total deferred tax asset is as follows:

                                         Sept. 30,  December 31,
                                             2000         1999

 Tax benefit of net operating loss
 carryforward                           $ 512,550     $ 405,120

 Valuation Allowance                    $ 512,550     $ 405,120


     The Company has a net operating loss carry forward of approximately $1,139,000 which expires in 2006 and 2007. The
Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realization.


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

In addition, the Company entered into a Letter of Intent dated October 5, 2000 whereby it plans to acquire one hundred percent of the issued and outstanding shares of AirArmor Inc. of Scottsdale, AZ ("AAI"). Whereas there is no certainty that the proposed acquisition will actually be completed, as consideration, if the acquisition closes, the Company will issue a total of five million common shares of its capital stock, restricted pursuant to Rule 144, to the shareholders of AAI.

AAI, a private Nevada Corporation, is the business of developing and manufacturing a series of sports related patented limb protection systems. The AirArmor thigh and knee protective devices, designed primarily for protecting athletes both pre and post injury, provide excellent comfort, protection and impact resistance, with no significant reduction of forward speed and agility. The AirArmor Leg Protection System, a Class I medical device listed with the FDA, has received formal approval for use as standard equipment for football by the NFL, NCAA, and National Federation of State High School Athletic Associations. Several NFL teams, and numerous intercollegiate and high school teams have chosen the AirArmor Leg Protection System for their athletes. This product is light, comfortable and affords excellent knee protection while allowing unrestricted, natural mobility of the legs.

AAI is at the stage where it is expanding its manufacturing to meet product demand by introducing a new automated process. This process involves recently developed foam core carbon fibre resin injected molding. Implementation of this process will result in lower manufacturing costs, higher margins, and greater ability to meet demand. Due to increased availability of product, AAI is establishing strategic sales and distribution alliances with major outpatient and rehabilitation services companies, and with large international distributors of these types of sports medical devices.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At September 30, 2000, the Company had a working capital deficiency of approximately $86,764 in Notes payable and bank indebtedness, and current payables of $43,029. Since that date, sufficient shareholder loans have been advanced to cover the bank indebtedness and fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans for up to twelve months.

While management currently anticipates that a debt or equity financing will forthcoming, sufficient to allow it to develop the Company's initial phase VoIP network deployment in Europe, and possibly the expansion of the production capability for AirArmour Inc., if the proposed acquisition completes, no assurances can be given that the Company will be able to do so. Further, the Company will need to secure additional funds to allow it to enter into its subsequent installations of gateways in other European and Asian countries.

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

Since then, an agreement has been reached between the Registrant ("LITEWAVE") and International Communications and Equipment Inc. ("ICE") whereby LITEWAVE will assign all its right, title and interest in its Russian Federation Joint Venture IP Telephony Project pursuant to an agreement between LITEWAVE and NPO ZAO Crosna dated September 10, 1999 (the "Crosna Project"), in return for ICE agreeing to the following: (1.) Paying to LITEWAVE a total of US $1,100,000 from profits generated by the Crosna Project as reimbursement of costs incurred by LITEWAVE to date, at the rate of 20% of ICE's share of the Crosna Project profits earned, payable monthly. (2.) Paying to LITEWAVE a bonus of 10% of ICE's net profits earned (not including management bonuses) should the Crosna Project process 200,000,000 minutes of traffic in an eighteen month period commencing from the time of full operation, either within the Russian Federation, or originating from the Russian Federation to other countries. (3.) Paying any proceeds of lease funds or any return credit or sale proceeds for existing equipment toward the outstanding balance of the amount due pursuant to paragraph 1. (4.) Accepting any financial responsibility that LITEWAVE might have with respect to the project, and indemnifying LITEWAVE from any further responsibility for such claims by any or all of those parties. There is no certainty that LITEWAVE will receive any proceeds pursuant to paragraphs (1) or (2) above. As a result of this Agreement, LITEWAVE will not be required to expend any further funds on the Crosna project

The Company entered into a Letter of Intent dated October 5, 2000 whereby it plans to acquire one hundred percent of the issued and outstanding shares of AirArmor Inc. of Scottsdale, AZ ("AAI").
Whereas there is no certainty that the proposed acquisition will actually be completed, as consideration, if the acquisition closes, the Company will issue a total of five million common shares of its capital stock, restricted pursuant to Rule 144, to the shareholders of AAI.

AAI, a private Nevada Corporation, is the business of developing and manufacturing a series of sports related patented limb protection systems. The AirArmor thigh and knee protective devices, designed primarily for protecting athletes both pre and post injury, provide excellent comfort, protection and impact resistance, with no significant reduction of forward speed and agility. The AirArmor Leg Protection System, a Class I medical device listed with the FDA, has received formal approval for use as standard equipment for football by the NFL, NCAA, and National Federation of State High School Athletic Associations. Several NFL teams, and numerous intercollegiate and high school teams have chosen the AirArmor Leg Protection System for their athletes. This product is light, comfortable and affords excellent knee protection while allowing unrestricted, natural mobility of the legs.

AAI is at the stage where it is expanding its manufacturing to meet product demand by introducing a new automated process. This process involves recently developed foam core carbon fibre resin injected molding. Implementation of this process will result in lower manufacturing costs, higher margins, and greater ability to meet demand. Due to increased availability of product, AAI is establishing strategic sales and distribution alliances with major outpatient and rehabilitation services companies, and with large international distributors of these types of sports medical devices.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     NONE


                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LITEWAVE  CORP.


    /s/ Ian Lambert                          Dated: November 14, 2000
    Ian Lambert,
    President, Director


    /s/ Harvey Lawson                        Dated: November 14, 2000
    Harvey Lawson,
    Chief Financial Officer, Secretary, Director