Form 10KSB
period 2000-12-31
LITEWAVE CORP
filed 2001-04-13
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000

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


       609 West Hastings Street, Ste.402, VANCOUVER BC V6B 4W4
               (Address of Principal Executive Offices)

                          (604) 233-6404
                   (Issuer's Telephone Number)

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

The Issuer's operational revenues for its most recent fiscal year ending December 31, 2000 were $ Nil. The Issuer's
Common Shares outstanding at March 31, 2001 was 7,802,224. The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2001 was $3,750,000 (based on 7,500,000 shares and on an average of bid and asked prices of $0.50).

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

               DOCUMENTS INCORPORATED BY REFERENCE

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on June 30, 1989 under the name "Homefront Safety Services of Nevada Inc."
On April 26, 1999, by majority vote of the Shareholders and the Board of Directors, the Company's name was changed to "LITEWAVE CORP." The Company's executive office is located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064, with an office at Suite 402, 609 West Hastings Street, Vancouver, B.C. V6B 4W4.

On October 20, 1998, pursuant to the Information Statement filed with the National Association of Security Dealers, Regulations Inc., by the Company under provisions of Section 15(c)2-11 (a)5 of the Securities and Exchange Act of 1934 as amended, the Company received permission for quotation on the National Association of Security Dealers Bulletin Board (NASD OTC-BB). Subsequently, the Company's common shares were eligible to be quoted on the NASD Bulletin Board on October 20, 1998.

The Company is a development-stage company whose primary business has been the development and delivery of telecom network solutions, products and services to the global marketplace, and the expansion of worldwide digital, voice, data and image delivery services via ultra modern fiber optic, internet circuit, satellite and Public Switched Telephone Network (PSTN) systems. The Company had been developing plans to offer highly reliable, low-cost switched and Internet driven services on a wholesale and retail basis. The Company had been seeking joint venture agreements with telephone service entities in a targeted group of up to 25 countries through a flexible network comprised of various foreign termination relationships, international servers, leased and owned transmission facilities and resale arrangements with long distance providers. The planned network deployment was to utilize gateways, digital signal processors, and routers coupled to trans-oceanic fiber optics networks with both originating and terminating facilities installed in North America, Western Europe, Asia, Russia, China, Indonesia, and other regions.

On April 19, 1999, the Company entered into a Technology Purchase and Assignment Agreement to acquire the assets of and the world-wide rights to the technology of International Communications and Equipment, Inc. ("ICE") a telecom connectivity, products, and services company, based in Kirkland, Washington. The ICE technology covered intellectual property, contacts, strategic partnerships and capital equipment configured to deploy a telecommunications network by setting up circuit switches, satellite connectivity, Voice-over-the-Internet Protocol servers, direct circuit connections, to provide international long distance services and offer additional enhanced services to its customer base. Consideration for the acquisition of ICE assets was to consist of 10,300,000 common shares of the Company's restricted capital stock.

The execution of the agreement with ICE was completed in conjunction with the name change to LiteWave Corp. Mr. Ken
Martin, founder and Chief Executive Officer of ICE, was appointed
Chief Executive Officer and Director of the Company.

Based on an agreement signed on January 7, 2000, the agreement with ICE was rescinded due to lack of progress by both parties in financing and developing the business opportunity envisioned by the agreement with ICE. Mr. Martin resigned as Chief Executive Officer and Director of the Company and the 10,300,000 shares were not issued.

As a result of the rescission of the April 19, 1999 Agreement, the Company and ICE may both pursue any business activities they so choose, without interference from the other party. As well, the Company assigned all its right, title and interest in its Russian Federation Joint Venture IP Telephony Project (the "Crosna Project"), in return for ICE agreeing to repay up to $1,100,000 from profits generated by the Crosna Project, a bonus of 10% of ICE's net profits earned should the Crosna Project process 200,000,000 minutes of traffic in an eighteen month period commencing from the time of full operation, paying any proceeds of lease funds or any return credit or sale proceeds for existing equipment toward the outstanding balance, and indemnifying the Company from any financial responsibility or claims that might arise with respect to the Crosna project.
There is no certainty that the Company will receive any proceeds pursuant to these terms.

On February 23, 2001, the Company announced that it had entered into a letter of Intent to purchase the intellectual property rights in a Booking Engine Software ("BES") technology, together with all associated computer programs and related computer technology (the "Assets") from Panier, S.A. ("Panier"), a private arms-length Turks and Caicos Islands company, pursuant to the Asset Purchase Agreement between the Company and Panier executed March 7, 2001 (the "Asset Purchase Agreement").

The Assets purchased from Panier are free and clear of all liens, claims, mortgages, charges, security interests, encumbrances or similar agreements of any kind or nature whatsoever, and include title and interest in and to all products and computer programs.

Under the terms of the Asset Purchase Agreement reached between LiteWave and Panier, LiteWave has agreed to pay Panier the sum of US$ 5,426,694.95, payable as follows: (i) US$1000 payable upon execution of the Asset Purchase Agreement; (ii) US$5,425,694.95 by way of a convertible 6% Debenture issued by Litewave to Panier.

On March 5, 2001, the Company announced that it entered into a letter of intent to acquire one hundred percent of the issued and outstanding shares of Travel Ties Inc., a Nevada corporation ("TTI"). As consideration, the Company will issue a total of sixteen million common shares of its capital stock, restricted
pursuant to Rule 144, to the shareholders of TTI.   A total of
ten million of these shares shall be held in escrow, to be released from escrow on the basis of one share for each $1.00 of Net Earnings.

The Company has raised approximately $1,314,500 by way of loans to fund the development and delivery of telecom network solutions, corporate overhead and new business acquisition costs. A total of $1,050,000 of these loans have been converted to restricted common shares of the Company's capital stock at a price of $0.30 per share. The Company has completed a further private placement of $180,000 by way of issuance of 900,000 restricted common shares at $0.20 per share from conversion of loans in 2001, together with share purchase warrants exercisable for a period of two years to purchase a share of common stock at
a price of $0.25 per share.   The Company also issued 902,224
shares at $0.20 per share, together with share purchase warrants exercisable for a period of two years to purchase a share of common stock at a price of $0.25 per share, to settle $180,445 of services related payables.

In addition, the Company continues to seek $2 to $5 million in equity financing, and a private placement has been commenced in April, 2001 to raise up to $1,400,000 to raise further working capital at $0.35 per share to execute the Company's business plan. At December 31, 2000 the Company was in a working capital deficit position of approximately $274,859, including interest-free loans. At present, the Company has two full time employees, and several part time and contracted employees, as required.

Mr. Nirj Deva of London, England, was appointed to the Board of Directors on March 20, 2001. He is currently a Member of the European Parliament with responsibility for global development. Mr. Deva will have particular responsibility for establishing direction and development of the Travel Ties business throughout Europe. His extensive personal and international business contacts will greatly facilitate the establishment of Affinity Group contracts for Travel Ties, and the deployment of LTWV's booking engine software to a broad base of European and Asian opportunities.

B.  BUSINESS OF THE REGISTRANT

The Company had been working toward becoming an emerging international telecommunications company focused primarily on international connectivity solutions and the international long distance market. The plan was to offer highly reliable, low-cost switched and Internet driven services on a wholesale and retail basis. The Company had been in the process of formulating joint venture agreements with telephone service entities in a targeted group of up to 25 countries through a flexible network comprised of various foreign termination relationships, international servers, leased and owned transmission facilities and resale arrangements with long distance providers. This segment of the telecommunications industry has become increasingly competitive, so management has been more recently seeking alternative directions for the Company.

The Company announced February 23, 2001 that it had entered into a letter of Intent to purchase the intellectual property rights in a Booking Engine Software technology, together with all associated computer programs and related computer technology from from Panier, S.A. ("Panier"), a private arms-length Turks and Caicos Islands company. The acquisition was completed pursuant to an Asset Purchase Agreement between the Company and Panier executed March 7, 2001 (the "Asset Purchase Agreement").

The Assets purchased from Panier are free and clear of all liens, claims, mortgages, charges, security interests, encumbrances or similar agreements of any kind or nature whatsoever, and include title and interest in and to all products and computer programs. The Company has paid Panier US $1,000 and issued a 6% convertible Debenture in the amount of US$5,425,694.95. This Debenture is only repayable from a future financing or from positive net earnings before interest, dividends, taxes and amortization ("Positive Cash Flow") resulting from the use of the software, based on audited financial statements of the Company.

BOOKING ENGINE SOFTWARE

The Booking Engine Software ("BES") acquired is still being developed, and is approximately 80% complete. It is estimated that three to six months of development time will be required to complete the BES development and testing, at an estimated incremental cost of $300,000. Upon completion, the BES will provide the following capabilities for an Internet based travel booking system available for consumer use.

Consumer Reservation System

This component comprises all the Central Reservations Systems
(CRS) booking engines, typically operated by major airlines, car rental, hotels, cruises, consolidators, etc. from the perspective of a consumer shopping experience.

This element encompasses a sophisticated shopping system that will allow the consumer to choose all the components that make up the travel experience. A traveler will be able to shop for and select the airline and dates, rental of a car, hotel and any amenities or excursions desired. After the entire travel package has been compiled, a keystroke will allow the customer to "check out" and begin all the back end processes that need to occur.

Alternatively, a traveler can bypass the shopping basket by having the option to select and check out with a single component. A traveler making just an airline reservation can choose the airline and flight and immediately proceed to a confirmation/payment screen.

After "checkout" is completed, the booking engine expedites the transaction. The consumer reservation system will process the customer information in real time: the credit card (or many other payment methods) will be authorised, processed and charged; the travel components will be reserved; confirmation email or fax will be automatically sent to the concerned parties; databases will be updated. If any elements of the booking fail (for example, cancellation of a flight), the customer will be advised.

Multi-language. The engine will match English phrases with their corresponding phrases in the other language, a viable system due to the limited subset of language involved in the actual reservation process.

In addition to discrete components, customers will be able to shop for complete vacation packages compiled by tour operators.

The Provider Engine

This component interacts with the contracted fulfillment company. It will allow the fulfillment company to access all transactions to generate tickets, perform follow-up billing to customers who pay a deposit, allow for credits, refunds, cancellations, etc. The system will use confirmation screens and safeguards to ensure that data entry and modifications are performed accurately.

Local Travel database functions - For the myriad travel sources that do not participate in active CRS's, they will have the ability to have their own database table in the system. This will be a private table that they can access at any time to upload new data, modify existing data and delete data that is no longer accurate. This will be password protected and only accessible by the data owner and the system administrator.

The eCommerce Engine

Accounting Functions - The system will monitor every financial transaction. It will handle cash flow, billing, travel agent and affiliate commission, and all management reports. As this data is confidential, every effort will be made to ensure that it is properly safeguarded by encryption technology. The actual credit card or settlement numbers will be kept on servers independent of the servers that hold demographic information. The technology will only allow one number to be forwarded at a time, thus ensuring even if there is the remotest chance of a 'hack-in', only one number could ever be transferred out, a process that is in use by most secure financial encryption systems today.

TRAVEL TIES

On March 5, 2001, the Company announced that it entered into a letter of intent to acquire one hundred percent of the issued and outstanding shares of Travel Ties Inc., a Nevada corporation ("TTI"). TTI is in the business of marketing benefit programs including an exhaustive portfolio of travel products through both traditional channels and the Internet. TTI's marketing focuses exclusively on affinity groups such as charitable clubs, professional bodies, college and university alumni, church and religious groups, etc. Membership of such organizations form a clearly defined audience in demographic terms, including a high demand for quality travel services. Marketing carries the affinity group brand and profits are shared with the group, creating a strong demand for travel services by the membership. Unlike its competitors who have invested very large sums of money in developing portals and web sites and then spent more seeking a market, TTI has developed and instigated its marketing strategy to acquire customers first. TTI has signed agreements covering over 115 million members.

This acquisition is complementary to the purchase of the travel related booking engine software, and associated contracts, licenses, trademarks, business names and other intellectual property acquired from Panier. As well, TTI can provide a call center fully integrated with the booking technology to enable a customer to request advice and details by telephone.

The acquisition of TTI creates an opportunity for integration of the BES and the large population of members of the affinity groups with whom TTI is working. At present Travel Ties operates a limited version of booking software via the Internet, at www.travelties.com. This site provides access to a wide variety of airline, hotel, car rentals, cruises and vacation packages, but payment, fulfillment and accounting functions are performed by contacting a call center by telephone. After completion of the BES, it is planned that TTI will become a vehicle for causing the BES to be available to all the affinity groups' membership.

TTI management has the necessary experience to create value for the Company by the exploitation of its Assets acquired from Panier. With travel industry experience, and the large population base of potential customers having already been developed, TTI management is well positioned to undertake the marketing of the travel portfolios it has arranged, utilizing the Booking Engine Software as an integral part of its provision of travel products.

AGREEMENTS

On June 10, 1999, the Company announced a Letter of Intent, dated May 27, 1999, from ZAO NPO Crosna ("Crosna") of the Russian Federation. The Crosna Group consists of four closely held joint stock companies registered and located in the Russian Federation, predominantly in Moscow. The Agreement covered the installation and operation of Voice over the Internet Protocol technology for carrying long distance telephone traffic to and from the Russian Federation. This initial intent resulted in the signing of the Protocol of Intentions Agreement of June 22, 1999, covering organization of international and inter-city VoIP communications channels in the territory of Russia and CIS. On September 10, 1999, an agreement entitled "Principles for Setting up the IP Telephone Network and Providing IP Telephone Services in the Territory of the Russian Federation" was signed in Moscow, establishing a 50/50 joint venture between Crosna and the Company. The Agreement established the set up of IP telephone networks in a number of regions of the Russian Federation utilizing the Company's provided management, equipment and technology, and Crosna's premises, clients and its license (No. 12690) issued under the Law of the Russian Federation to provide telematic services.

Since then, an agreement was reached between the Company ("LITEWAVE") and International Communications and Equipment Inc. ("ICE") whereby LITEWAVE assigned all its right, title and interest in its Russian Federation Joint Venture IP Telephony Project pursuant to an agreement between LITEWAVE and NPO ZAO Crosna dated September 10, 1999 (the "Crosna Project"), in return for ICE agreeing to the following: (1) Paying to LITEWAVE a total of US $1,100,000 from profits generated by the Crosna Project as reimbursement of costs incurred by LITEWAVE to date, at the rate of 20% of ICE's share of the Crosna Project profits earned, payable monthly. (2) Paying to LITEWAVE a bonus of 10% of ICE's net profits earned (not including management bonuses) should the Crosna Project process 200,000,000 minutes of traffic in an eighteen month period commencing from the time of full operation, either within the Russian Federation, or originating from the Russian Federation to other countries. (3) Paying any proceeds of lease funds or any return credit or sale proceeds for existing equipment toward the outstanding balance of the amount due pursuant to paragraph 1. (4) Accepting any financial responsibility that LITEWAVE might have with respect to the project, and indemnifying LITEWAVE from any further responsibility for such claims by any or all of those parties. There is no certainty that LITEWAVE will receive any proceeds pursuant to paragraphs (1), (2) or (3) above. As a result of this Agreement, LITEWAVE will not be required to expend any further funds on the Crosna project.

On June 17, 1999, the Company entered into a Letter of Intent to form a joint venture with the M. Demajo Group of Companies of Valletta, Malta, in order to provide VoIP network and services, pre-paid calling cards, Internet Service Provider access and other telephony services for Lebanon, Syria, Jordan, Libya, Iraq, Iran, Turkey, Cyprus, Egypt, and potentially several other Middle Eastern and African countries where the Demajo Group has relationships. No further communications have taken place between the Company and the Demajo Group, therefor the joint venture was not proceeded with.

The Company entered into a Letter of Intent dated October
5, 2000 whereby it proposed to acquire one hundred percent of the issued and outstanding shares of AirArmor Inc. of Scottsdale, AZ
("AAI") in consideration of the issuance of five million restricted common shares of its capital stock to the shareholders of AAI.

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

The Company advanced a total of US $60,969 for operating expenses to AAI during the due diligence phase. Mr. Gary Fratesi, MD joined the Board of Directors of the company following the Letter of Intent. The Company decided not to proceed with the acquisition, entered into a termination agreement on March 5, 2001, and Fratesi resigned as a Director. The Company is negotiating settlement of the advances, either by note receivable, or by equity in AAI.

On March 7, 2001, the Company completed an Asset Purchase Agreement (the "Asset Purchase Agreement") to purchase the intellectual property rights in a Booking Engine Software ("BES") technology, together with all associated computer programs and related computer technology (the "Assets") from Panier, S.A. ("Panier"), a private arms-length Turks and Caicos Islands company. The Company has agreed to pay Panier the sum of US$ 5,426,694.95, payable as follows: (i) US$1000 payable upon execution of the Asset Purchase Agreement; and (ii) US$5,425,694.95 by way of a convertible 6% Debenture issued by the Company to Panier under the following terms and conditions:

1. Panier will receive 6% simple interest, to be calculated from February 16, 2001.

2. Payments of principal and interest will be made either from proceeds of any future secondary public offering that includes a provision of funds for that purpose, or payments shall be made on an incremental basis, commencing once the Company has obtained a financial position of positive net earnings before interest, dividends, taxes and amortization ("Positive Cash Flow") resulting from the use of the software, based on audited financial statements of the Company.

3. At the point of Positive Cash Flow, the Company shall incrementally make payments toward the outstanding principal balance of this Debenture and all accrued and unpaid interest in the amount of fifteen percent (15%) of the Positive Cash Flow ("Amount Due"), each time the Amount Due totals US $100,000.

4. Panier may convert the Amount Due (in $100,000 increments) to common shares of the capital stock of the Company at US $1.00 per share (the "$1.00 Conversion Shares"). The conversion privilege is exercisable at the Company's discretion as each $100,000 Amount Due becomes payable to Panier, if the market price exceeds the conversion price by 25% or greater. In the alternative, Panier can choose conversion or to receive a cash settlement for the Amount Due.

5. The Company has undertaken to file a Registration statement in a timely fashion, disclosing all terms and conditions of the conversion privilege of this Debenture.

On March 5, 2001, the Company announced that it entered into a letter of intent to acquire one hundred percent of the issued and outstanding shares of Travel Ties Inc., a Nevada corporation ("TTI"). As consideration, the Company will issue a total of sixteen million common shares of its capital stock, restricted
pursuant to Rule 144, to the shareholders of TTI.   A total of
ten million of these shares shall be held in escrow, to be released from escrow on the basis of one share for each $1.00 of Net Earnings.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company sub-lets space located at 11300 W. Olympic
Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US$500 per month on a month-to-month basis and office space at Suite 402, 609 West Hastings Street, Vancouver, B.C. Canada V6B
4W4. The rent for this space is CDN$750 per month, on a month-to-month basis.

Management believes that this space will be required to be expanded in the Vancouver location within three months, to house the Travel Ties corporate management. Costs are unknown and need to be determined, but are currently not expected to exceed CDN
$5,000 per month.

ITEM 3.  LEGAL PROCEEDINGS

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors are parties to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgments against the Company or its officers or directors. None of the officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of security holders of the Company during the fiscal year ended December 31, 2000. Subsequent to year end, a majority of shareholders approved the 2000 Stock Option Plan, the increase of its authorized capital stock from 25,000,000 common shares to 100,000,000 common shares, par value $0.001 per share, and the issuance of 16 million shares to the principals of Travel Ties Inc.

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

Since October 20, 1998, the Company's stock has been listed for sale on the OTC Bulletin Board. Pursuant the OTC Bulletin Board Eligibility Rule, the Company was delisted from the OTC Bulletin Board for non-compliance and quoted on the NASD "Pink Sheets" on December 16, 1999. On September 1, 2000, the Company's securities were approved for re-listing on the OTC Bulletin Board. As of December 31, 2000 there were sixteen stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:         High ask per share:    Low bid per share:
----------------        -------------------    ------------------
March 31, 1999                $2.375                 $1.00
June 30, 1999                 $9.00                  $2.4375
September 30, 1999            $5.125                 $1.50
December 31, 1999             $3.375                 $0.375


Quarter Ending:         High ask per share:    Low bid per share:
----------------        -------------------    ------------------
March 31, 2000                $1.50                  $0.625
June 30, 2000                 $1.50                  $0.25
September 30, 2000            $0.90                  $0.30
December 31, 2000             $1.00                  $0.1875

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

B.  HOLDERS

There were approximately 150 holders of the Company's common stock as of December 31, 2000. One holder of 100,000 shares is an affiliate of the Company.

C.  DIVIDENDS

The Company has paid no dividends to date on its common stock.
The Company reserves the right to declare a dividend when operations merit. However, payments of any cash dividends in the future will depend on our financial condition, results of operations, and capital requirements as well as other factors deemed relevant by our board of directors.

D. RECENT SALES OF UNREGISTERED SECURITIES

On January 17, 2001, the Company allotted 900,000 shares of common stock at a price of $0.20 per share, or an aggregate offering price of $180,000.00, to five private placees pursuant to a Regulation S unit offering. Each unit consist of one share and one non-transferable share purchase warrant entitling the holder to purchase one share of common stock at a price of $0.25 per share, expiring in two years. The shares and warrants were subsequently issued on March 29, 2001 without registration under the Securities Act in reliance on the exemption provided by
Section 5 of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

On January 31, 2001, the Company issued 902,224 shares of common stock at a price of $0.20 per share, or an aggregate offering price of $180,445, to consultants of the Company as partial consideration for services rendered to the Company. Each share was accompanied by one non-transferable share purchase warrant entitling the holder to purchase one share of common stock at a price of $0.25 per share, expiring in two years. These shares and warrants were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

The following should be read in conjunction with the Selected
Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, as at December 31, 2000.

Plan of Operation.

The Company is a development-stage company and had been pursuing the primary business of developing and delivering telecom network solutions, products and services to the global marketplace, and the potential expansion of worldwide digital, voice, data and image delivery services via ultra modern fiber optic, internet circuit, satellite and Public Switched Telephone Network (PSTN) systems. The Company had been planning to offer highly reliable, low-cost switched and Internet driven services on a wholesale and retail basis.

It was determined that a change in direction was appropriate away from the provision of telecom network solutions due to competition, declining margins, the rescission of the ICE Agreement and the inability to raise adequate funds to pursue that segment of business. Management commenced to acquire a business that it felt would be more suitable, and would be able to be financed in what has recently become a more difficult environment for financing technology businesses. Ideally, the business would be somewhat established, and have revenues, or be in a position to generate revenues in the short term, and yet have excellent growth potential.

In October, 2000, the Company entered into a Letter of Intent to acquire a sports related limb protection manufacturing business known as AirArmor Inc., of Scottsdale, AZ. During the period of due diligence, the Company made advances to AirArmor in the amount of $60,969 to provide needed operating capital for the
continuation of its day to day business.   After an in depth
analysis of the potential, the Company decided not to proceed with the acquisition. The advances are currently treated as a receivable, and negotiations are continuing as to collection of the advances receivable, or optionally converting to a minority equity position in AirArmor.

In early 2001, Management began investigating the potential for acquisition of a booking Engine Software ("BES") system to develop the travel business. In March, the Company completed the acquisition of the BES assets by payment of $1,000 and issuance of a 6% convertible debenture, to be repaid either from a future financing or else from net profits generated from the exploitation of the BES assets. Subsequently, the Company entered into a Letter of Intent to acquire Travel Ties Inc., a private Nevada corporation, for the purposes of developing the travel marketing business utilizing the BES assets.

Based upon the low monthly overhead associated with current perations including Travel Ties, the Company believes that it has sufficient cash on hand and financing arrangements made to meet its anticipated needs for working capital, capital expenditures and business expansion for the next twelve months of operations, before any revenues are obtained. Should the business expand, the Company will need to raise additional capital.

Since year end, Hemisphere and Associates, Inc., a non-related party, and Canasia Data Corp., solely owned by Litewave President Ian Lambert, has caused to be loaned to the Company a total of approximately $84,500, at no interest. The lenders have recently been offered the right to convert the loans to private placement subscriptions for common stock to be issued at $0.35 per share, for a total of approximately 242,000 shares, restricted pursuant to Rule 144. As at year end, the lenders had loaned the Company a total of $172,172, which was converted to shares under a private placement subscription in January, 2001 at $0.20 per share.

The Company has stated its intention to conduct a private placement of up to four million common shares at a price of $0.35 per share. In addition, a nontransferable warrant to purchase up to 4 million shares at $0.75 per share for a period of two years will be granted. As of this date, no subscription funds have been received though Management is confident this private placement will be fully subscribed. The common shares to be issued by way of this private placement, under Regulation D, Rule 506 and/or Regulation S, will be restricted securities.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at December 31, 2000, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

If the Company needs to raise additional funds in order to
fund expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Company. Stockholders may also experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to deploy and expand its network development efforts over the next twelve months. Based upon its past history, management believes that it may be able to obtain funding from investors or lenders, but is unable to predict with
any certainty the amount and/or terms thereof.   If adequate
funds are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent, may not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

As of the date of this filing, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Capital Requirements & Use of Funds

The Company will be seeking financing in the order of $2 to $5 million over the next twelve months to Complete the Booking Engine Software, provide for the development of Travel Ties and the integration of the two related components. Funds raised will be used to launch the Company's business plan and establish international offices starting in the USA and Europe. There is no guarantee that the Company will actually be able to complete such financing within a twelve month period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

This level of financing in the $2 to $5 million range can be undertaken by way of a combination of private placements and debt financing secured by Contracts for Marketing provided by third party vendors who pay Travel Ties to introduce their products to the membership of the affinity groups.

Corporate uses of funds shall include but not be limited to the following:

*International market development, research, media trade shows, sales tools and support toward further development of the Company's international sales and marketing of travel and other products being offered by Travel Ties to the affinity group members.

*Product development, enhancements and implementation to current version of the Booking Engine Software.

*Pursue the establishment of corporate entities in strategic foreign countries to allow further exploitation of those markets.
Expenses include license fees, legal costs and corporate development costs.

Administration and operational expenses

Capital is expected to be raised in stages, as various strategic partnerships and joint ventures are established both in North America, Europe, South America, and Asia.

The next phase of funding is anticipated to require approximately
$2 to $5 million, depending upon expansion schedules negotiated under possible joint ventures and partnerships.

The following discussion and analysis explains the financial condition for the period from January 1, 2000 to December 31, 2000, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 1999.

Revenues. The Company does not anticipate that revenue generating operations will commence until the second half of 2001. No revenues were generated for the period January 1, 2000 to December 31, 2000, nor prior to that date.

Expenses. For the period from January 1, 2000 to December 31, 2000, the Company incurred expenses of $86,356 for consulting, including $73,250 in fees to Messrs. Lambert and Lawson and consultants fees of $13,106 for management and technical planning; $4,813 for marketing and investor relations; professional accounting and legal fees of $79,888; general and administrative expenses of $8,766; transfer agent and filing fees of $1,429; rent of $5,135; travel costs of $8,601; website development cots of $757; and $3,380 for telephone expenses; $30,000 for write down of receivables. Expenses for the previous year ended December 31, 1999 were $264,533 for consulting, including $24,890 in fees to Messrs. Lambert and Lawson and consultants fees of $239,643 for management and technical planning; $41,860 for marketing and investor relations; professional accounting and legal fees of $29,713; general and administrative expenses of $52,227; $26,369 for miscellaneous salaries; transfer agent and filing fees of $14,217; rent of $32,450; travel costs of $202,915; website development cots of $12,921; and $36,900 for telephone expenses. Expenses totaling $2,020 were incurred in the previous two years. Operating capital was advanced to the Company through loans, private placements and shares issued for service debt.

Net Loss.  For the period from January 1, 2000 to December 31,
2000, the Company recorded a loss from operations totaling
$229,125 for the year. The total net loss since incorporation through to December 31, 2000, was $1,296,230.

Liquidity and Capital Resources.  On June 30, 2000,
Hemisphere and Associates Ltd., in conjunction with seven independent lenders, had advanced a total of $1,050,000 as loans to the Company to cover operating costs to the middle of 2000. This was converted to equity in the third quarter of 2000. Subsequently, loans by Hemisphere and Canasia Data Corp. (Ian Lambert) in the amount of $84,500 have been received. A private placement of $180,000 was completed during 2001, and shares were issued for services totaling $180,445. As of December 31, 2000, the working capital deficiency was $274,859, including the note payable of $172,172.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations. As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2001. The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $274,859 at December 31, 2000. The Company is pursuing a private placement at $0.35 per share to finance business development and settled the outstanding note payable of $172,172 at December
31, 2000 by conversion to private placement shares at $0.20 per share. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next three months that will provide adequate working capital for the next twelve months.

The Company has made no specific commitments for capital expenditures, but anticipates further requirements to expend funds on office furniture and equipment once new offices are opened up in the USA and Europe.

C.  LIQUIDITY

The Company is illiquid at the present time and is dependent upon loans and small private placements to provide funds to maintain its activities, though the Company expects to be able to raise larger amounts of funds through the issuance of shares over the next two to four months.


ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Form 10-KSB. The principal accountants' report on the financial statements of the fiscal years 2000 and 1999 contained no adverse opinions, nor a disclaimer of opinion, nor qualified as to uncertainty, audit scope, or accounting principles.


                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of key personnel of the
Corporation:

Ian Davidson Lambert: President, Director
Date Position Commenced: February 26, 1999
Term of Office: Annual
Address:  1220 Eastview Road, North Vancouver, B.C. V7J 1L6
Age: 55

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

Harvey M. Lawson: Secretary, Treasurer
Date Position Commenced:  January 18, 2000
Term of Office: Annual
Address: 464 Somerset Street, North Vancouver, BC Canada V7N 1G3
Age: 51

Experience: Director and Officer, Regeena Resources Inc. (Mining)
1998 to present; Director, Spectrum Ventures Inc. (Wine Importer)
1998 to 1999; Financial Planner 1993 to 1998; Lecturer in
Financial Management in Hong Kong, Singapore and Canada 1978 to
1993

Nirj Joseph Deva, Director
Date Position Commenced:  March 20, 2001
Term of Office:  Annual
Address: 169B Kennington Road, London, SE11 6SF
Age: 52

Experience: Mr. Deva is originally from Sri Lanka. He was elected a member of the European Parliament representing the South East Region of England in 1999. Previously, he was elected as MP for Brentford & Isleworth, London, England, in 1992 having contested Hammersmith (West London) as the Conservative Candidate in 1987. By background, he is an Environmental Scientist and aeronautical engineer. He undertook research work into aircraft noise and chaired a Government Committee into air travel. A Company Director, he established several small businesses. In 1987 he was elected as Chairman of the Conservative Party's "One Nation Forum"; before that he was Vice Chairman of the Anglo Asian Conservative Society. In 1985 Mr. Deva was appointed by Her Majesty The Queen to be a Deputy Lieutenant for Greater London, in which capacity he represents the Queen on official occasions.

ITEM 10.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $67,500 of compensation in the fiscal year ended December 31, 2000, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month, and increased by the Directors in October, 2000 to a rate of $9,000 per month.

Mr. Lawson was paid or due $5,750 at December 31, 2000 for consulting services.

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 1999, and 2000 earned by our chief executive officer. No executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2000.

SUMMARY COMPENSATION TABLE

                                                        Long Term
                                                     Compensation Awards
Name and                                Other Annual  Securities Underlying         All
Principal Position  Year Salary($) Bonus($) Compensation($)      options(#)Compensation($)

Ian D. Lambert      2000   $67,500   --       --                   nil              --
President(1)        1999   $24,628   --       --                   nil              --

(1) Mr. Lambert became our President in February, 1999.



B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan. There were no options granted as at December 31, 2000. Subsequent to year end, a total of 1,055,000 options have been granted to Directors, Employees and Consultants.

Options Grants

The following table provides information on stock options granted to our chief executive officer during the fiscal year ended December 31, 2000.

               Number of            % of Total Options
            Securities Underlying    Granted to Employees    Exercise Expiry
Name           Options Granted (#)       In Fiscal Year      Price     Date

Ian D. Lambert   Nil                    Nil                  --        --

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

F.  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, CHANGE IN
    CONTROL ARRANGEMENTS

The Company does not have any compensatory plan or arrangement which will result from the resignation, retirement or other termination of employment of an executive officer or from a change of control of the Company or a change in an executive officer's responsibilities following a change of control.

Pursuant to an agreement (the "Lambert Executive Employment Agreement") effective as at October 1, 1999 and amended October 1, 2000, Ian Lambert, the Company's President and a Director, is employed by the Company and paid a monthly salary of $9,000. The term of the Lambert Executive Employment Agreement will be for increments of one year, subject to earlier termination as provided therein.

Pursuant to a proposed agreement (the "Lawson Employment
Agreement") to be effective as at January 18, 2000, Harvey
Lawson, the Company's Secretary and a Director, will be employed by the Company and paid a monthly salary of $500.
The term of the Lawson Executive Employment Agreement will be for one year, subject to earlier termination as provided therein.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

A. Security ownership of certain beneficial owners. The table below identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business Company's voting securities as at December 31, 2000:

Title of   Name and address                Amount and nature   Percentage
class      of beneficial                   of beneficial       of class (2)
           Owner                            ownership

Common(1)  Hemisphere and Associates, Inc.     555,000            9.25

Common(1)  Vista Financial Corp.               540,000            9.0

Common(1)  Eivissa Capital Corp.               420,000            7.0

Common(1)  El Coyote Capital Corp.             320,000            5.33

Common(1)  Fergus Capital Corp.                306,667            5.11

Common(1)  PPL Financial Corp.                 433,333            7.22

Common(1)  Galloway Financial Services Inc.    525,000            8.75

Common(1)  Torquay Holdings, Ltd.              400,000            6.67%

     (1)  As of the date of this filing, these shares have been issued pursuant to conversion rights associated with loans made to the Company totaling
          US$1,050,000, in a private placement at a rate of US$0.30 per share, for a total of 3,500,000 shares of the Company's Common Stock.


B.   Security ownership of management.  The table below sets forth the ownership by all directors and nominees, each of the named executive officers of the Company, and all directors and executive officers of the Company as a group.


Title of     Name and address            Amount and nature   Percentage
class        of beneficial               of beneficial       of class
             Owner                       ownership


Common       Canasia Data Corp.          100,000 common        1.284%
             (Ian Lambert)               350,000 options
             1220 Eastview Road
             North Vancouver, B.C. V7J 1L6

Common       Harvey Lawson
             464 Somerset Street          33,750 common        0.4%
             North Vancouver, B.C.
             V7N 1G3                     100,000 options

Common       All Officers and Directors
             as a Group (three persons)  133,750               1.32%


C.   CHANGES IN CONTROL

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, no director, senior officer, principal shareholder or any associate or affiliate, had any material interest, direct or indirect, in any transaction since incorporation that had or is anticipated to have a material affect on the business, or any proposed transaction that would materially affect the business, except for an interest arising from the ownership of common shares of the Company where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the Company's capital.

Ian Lambert (President) and Harvey Lawson (Secretary) are currently the principal management of the business, and they own collectively 133,750 shares or 1.324% of the issued and outstanding stock. The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favorable to the Company than terms expected to be negotiated with unrelated parties at arms length.



ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report

Exhibits as required by Item 601 of Regulation S-B

Index to Exhibits



Exhibit        Description
Number

Exhibit 3.1    Articles of Incorporation filed June 30, 1989. (1)

Exhibit 3.2    Certificate of Amendment of Articles of
               Incorporation filed July 16, 1998, increasing authorized capital stock in the Corporation to 25 million shares at $0.001 par value. (1)

Exhibit 3.3    Certificate of Amendment of Articles of
               Incorporation effecting a split of 200 for 1, effective July 25, 1998(1)

Exhibit 3.4    Certificate of Amendment of Articles of
               Incorporation filed May 10, 1999, changing the name of the Corporation from Homefront Safety
               Services of Nevada, Inc. to LITEWAVE CORP. (1)

Exhibit 3.5    Bylaws of the Corporation. (1)

Exhibit 4.1    Litewave Corp. 2000 Stock Option Plan (2)

Exhibit 4.2    Form of Litewave Corp. Employee Incentive Stock
               Option Agreement Pursuant to the 2000 Stock Option
               Plan (2)

Exhibit 4.3    Form of Litewave Corp. Employee Non-Qualified
               Stock Option Agreement Pursuant to 2000 Stock
               Option Plan (2)

Exhibit 10.1 Technology Purchase and Assignment Agreement, dated April 19, 1999, to acquire the assets of and the world-wide rights to the technology agreement between the Corporation and International
               Communications and Equipment Inc. (1)

Exhibit 10.2   Letter of Intent, dated May 27, 1999, from ZAO NPO
               Crosna of the Russian Federation covering the installation and operation of
               Voice-over-the-Internet Protocol technology for long distance telephone traffic to and from the Russian Federation. (1)

Exhibit 10.3   Protocol of Intentions Agreement between the
               Corporation and ZAO NPO Crosna, dated June 22,
               1999, respecting the organization of international and inter-city VoIP communications channels in the territory of the Russian Federation. (1)

Exhibit 10.4   Agreement, dated September 10, 1999, between
               Crosna and the Corporation entitled "Principles for Setting up the IP Telephone Network and Providing IP Telephone Services in the Territory of the Russian Federation"; establishing a 50/50 joint venture. (1)

Exhibit 10.5 Agreement, dated January 7, 2000 Letter of Intent between the Corporation and International
               Communications and Equipment Inc. ("ICE") to rescind the Agreement dated April 19, 1999 between the two parties, and provide the terms for the assignment of the Crosna Russian project to ICE. (1)

Exhibit 10.6   Letter of Intent, dated June 15, 1999, between the
               Corporation and M. Demajo Group of Companies of
               Valletta, Malta, to form a joint venture with in order to provide VoIP network and services, pre-paid calling cards, Internet Service Provider access and other telephony services. (1)

Exhibit 10.7   Officer/Director Employment Agreement, dated
               October 1, 1999, between the Corporation and its President, Ian Lambert(1)

Exhibit 10.8   Funding Agreement, dated July 6, 2000, between the
               Company and its President, Ian Lambert (1)

Exhibit 10.9   Letter of Intent between the Company and
               AirArmor Inc. dated October 5, 2000 to enter into the acquisition of AirArmor Inc.

Exhibit 27     Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration
    Statement on Form 10-SB

(2) Incorporated by reference to the Registrant's Registration
    Statement on Form S-8


EXHIBIT 10.9  Letter of Intent between the Company and
              AirArmor Inc. dated October 5, 2000 to enter into the acquisition of AirArmor Inc.

LITEWAVE CORP.

Suite 402, 609 West Hastings Street
Vancouver, B.C.
V6B 4W4

Tel (604) 633-2342  Fax (604) 681-9694


October 5, 2000

AIRARMOR, INC.
16121 North 78th St.
Scottsdale, AZ
85260-1790

Attention:     Dr. Gary R. Fratesi


LETTER OF INTENT

Dear Sirs,

This letter sets forth the understanding of the principal terms upon which AirArmor, Inc. ("AAI") a Nevada resident corporation, proposes to effect a business combination (the "Business Combination"), with Litewave Corp. ("LTWV"), a fully reporting Nevada resident corporation, the shares of which are traded on the Electronic Bulletin Board of the National Association of Security Dealers (the "NASD"),.

AAI has developed a series of sports related limb protection systems based on US Patent Nos. 5,107,823 and 5,005,565 Thigh and Knee Protective Device and certain related patent applications. AAI owns or will acquire certain proprietary technology, patents and patent applications, know-how, goodwill and the like (collectively, the "Business"), necessary to the continued pursuit of such Business.

1. The parties propose that the Business Combination will be effected wherein the current shareholders of AAI (the "Sellers") will exchange their shares of common stock of AAI in exchange for shares of common stock of LTWV. The result of the Business Combination is that LTWV will own one hundred (100%) percent of the issued and outstanding shares of AAI. Consummation of the Business Combination will be subject to the terms and conditions to be contained in a definitive agreement, and accompanying documentation, necessary to document the transactions proposed in this Letter of Intent (collectively, the "Definitive Agreement").

2. It is LTWV's intention to complete a private placement of shares in its capital stock to raise approximately $1,500,000, on the approximate schedule as follows:

US$500,000, on or before the execution of the Definitive
Agreement; and

US$1,000,000, within six (6) months of execution of the Definitive Agreement.

In consideration of the acquisition of AAI, LTWV will, within ten
(10) days of the execution of the Definitive Agreement, issue from treasury 5,000,000 shares in its capital stock (the "Shares) on a prorated basis to the Sellers in exchange for one hundred (100%) percent of the issued and outstanding shares of AAI. The issuance of the Shares will be made subject to the provisions of Rule 144 and subject to any and all other applicable securities regulations. The issuance will be made subject also to the receipt by LTWV of necessary audited financial statements of AAI and/or independent valuation evidencing shareholder equity or valuation of at least US$2,500,000.

3. It is the intention of the parties that LTWV will undertake to secure a NASDAQ "small cap" listing and, as part and parcel thereof, within 12 - 30 months of execution of the Definitive Agreement, and will use its best efforts to complete an offering of its capital stock to the public, generally known as a "secondary offering", expected to raise not less than US$2,000,000.00, on terms and conditions mutually agreeable to both LTWV and the Sellers.

4. It is the intention of the parties that immediately prior to the issuance of the Shares, as provided in paragraph 2 of this Letter of Intent, the issued capital of LTWV will be approximately 7,500,000 shares, which number is arrived at as follows:

(a)   Present Capitalization              6,000,000
(b)   Private Placement of US$1,500,000
           at US$1.00 per share           1,500,000
     Total                                7,500,000

5. A debt of AAI in the amount of approximately $300,000 is acknowledged by LTWV, with repayment terms to be negotiated between AAI and its creditors prior to the completion of the Definitive Agreement, which terms are subject to the approval of LTWV. No other debt is owed by AAI other than current accounts payable due from the ordinary course of business.

6. Dr. Gary Fratesi agrees to serve and will be appointed a director of LTWV upon execution of this Letter of Intent.

7. It is agreed between the parties that, immediately upon execution of the Letter of Intent, Incentive Stock Options in LTWV will be granted, up to a total of 10% of the issued capital of LTWV, to directors, officers, employees and consultants of LTWV, exercisable at market prices at the time of granting. Further grants will be allocated by the Board of Directors of LTWV at the time of the grant.

8.   The terms and conditions of the proposed Business
Combination are to be contained in the Definitive Agreement, which will be satisfactory in all respects, in form and substance, to the parties and their respective counsel. It is anticipated that the Definitive Agreement will, among other things:

     (a) include mutual representations warranties and covenants customary in transactions similar to those contemplated hereby;

     (b) provide for the delivery of customary legal opinions on such matters, including without limiting the generality of the foregoing, as: there are no existing or pending litigation or liability claims against AAI, its assets are free and clear of encumbrances, all federal, state and payroll tax obligations have been met, title to intellectual property has been properly documented, no rights have been granted to any third parties to exploit its assets or products, certificate of good standing, etc and closing certificates and other documents;

     (c) contain language, terms and conditions that provides for the rescission of the acquisition, cancellation of the Shares and repayment terms of monies advance to AAI in the event that the Business does not become commercially viable within a twelve month period after closing.

     (d) provide that each party will be responsible for its own costs and expenses, including attorneys' fees incurred in connection with the transactions contemplated hereby, provided that costs incurred for the preparation of documentation necessary to the acquisition of AAI by LTWV will be deemed costs of LTWV and properly payable by LTWV or a surviving entity;

     (e) provide that the parties and their affiliates will cooperate in the preparation of, and expeditiously file or provide, any information to governmental authorities, including without limitation the Securities and Exchange Commission of the United States (the "SEC"), required or helpful to complete the transactions contemplated hereby; and

     (f) provide that the consummation of the transactions contemplated hereby will be subject to conditions customary in transactions similar to those contemplated hereby, including without limitation, that (i) the representations and warranties contained in the Definitive Agreements will be true and correct in all material respects as of the date they are made and as of the closing date (as described in the Definitive Agreements);
(ii) the parties will have obtained all necessary or desirable consents, rulings and approvals from such governmental or nongovernmental authorities having jurisdiction, including the SEC and the NASD, (iii) the parties will have obtained all necessary consents pursuant to existing agreements or instruments by which they may be bound, and (iv) the parties will have complied with all requisite corporate procedures and approvals.

9. Prior to execution of the Definitive Agreement, the following conditions precedent must have occurred:

     (a) acquisition by AAI of all tight, title and interest in and to any and all proprietary technology, patents and patent applications, know-how, goodwill and the like necessary to the carrying on of the Business;

     (b) completion of a current audit of the financial statements of AAI reflecting the acquisition referred to in (a) above:

     (c) execution of this Letter of Intent and public announcement of same having been made;

     (d) completion of due diligence by the parties;
execution of appropriate corporate resolutions.

10. LTWV is currently a fully reporting company, the shares of which are traded on the OTC Bulletin Board, and LTWV and AAI recognize that this Letter of Intent is subject to the jurisdiction of the SEC and the NASD. The parties recognize that the execution of the Definitive Agreement will be subject to receipt of approval by the respective Boards of Directors of both LTWV and AAI.

11. Public announcements regarding the transactions contemplated hereby will be made only with the approval of each party hereto, except as may be required under applicable law (and then only after notice to the other party, to the extent possible).

12. From the date hereof until the earlier of the closing of the transactions contemplated hereby or the termination of negotiations between the parties, they, and their designated representatives, will have reasonable access to the personnel, facilities, offices and to all appropriate books and records of each other for purposes of conducting a due diligence investigation with respect to the transactions contemplated hereby.

     If the transactions contemplated hereby are not consummated, the parties will return all documents, including originals and all copies in their possession, which were obtained hereunder and maintain the confidentiality of any information obtained hereunder, in accordance with the terms of Paragraph 12 hereof.

13. In the course of the parties' due diligence investigation and discussions and negotiations, each party may disclose to the other certain proprietary, confidential or other nonpublic information (collectively, the "Information") relating to its respective business, the proprietary, confidential and non-public nature of which information both parties desire to maintain. Except as herein set forth, no party will (a) reveal or make known to any person, firm, corporation or entity, (b) utilize in its own business or (c) make any other usage of, any information disclosed to it by the other in connection with the discussions and negotiations above mentioned A party's obligation with respect to any item of information disclosed to it shall terminate if that item of information becomes disclosed in published literature or otherwise become generally available to the public; PROVIDED HOWEVER, that such public disclosure did not result, directly or indirectly, from any act, omission or fault of such party with respect to that item of information. Further, this Paragraph will not apply to any item of information which
(i) was independently developed by such party without the use of any information provided to such party, or (ii) at the time of disclosure was already in the possession of the party intending to utilize the item of information and was not acquired by such party, directly or indirectly, from the disclosing party wider a confidentiality agreement. Alt parties agree that the information either it has received or may receive from any other party has been and will be used by the receiving party solely for the limited purpose of its investigation and evaluation of the other party in connection with the Business Combination.

14. It is understood that this letter is an expression of intent, subject to the performance of due diligence by both parties and thereafter any binding obligation or liability will be pursuant to the terms of the Definitive Agreement.

15. The parties hereto represent that they are authorized to enter into this Letter of Intent.

16. Whether or not the transactions contemplated hereby are consummated and except as may be specifically agreed as to particular expenses, each party will pay its own expenses, including those of its accountants and legal advisors, in connection with the transactions contemplated hereby.

17. This letter may be executed in any number of counterparts, each of which will be deemed to be an original, but all of which together will constitute one and the same instrument.

18. This letter will be governed by and construed in accordance with the laws of the State of Nevada or jurisdictions having authority over either company, without giving effect to any conflicts of law principles.

In the event the foregoing correctly sets forth the understanding between us, please execute this letter and the enclosed copies and return them to us at the address set forth above.

Yours very truly,
 LITEWAVE CORP.
 per:  /s/ Ian D. Lambert
Authorized Signatory
Acknowledged and agreed as of the 5th day of October, 2000
AIRARMOR INC.                DR. GARY R. FRATESI
                             /s/ Gary R. Fratesi

The following documents are filed as part of this report under
Part II, Item 7:

Audited Financial Statements and notes thereto: Pages F-1 to F-10

                          LITEWAVE CORP.
       (formerly Homefront Safety Services of Nevada, Inc.)
                  (A Development Stage Company)



                       FINANCIAL STATEMENTS


                        DECEMBER 31, 2000

                   INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors of LITEWAVE CORP.

(A Development Stage Company)

We have audited the accompanying balance sheets of Litewave Corp. as at December 31, 2000 and 1999 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the cumulative amounts from inception on June 30, 1989 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations, and operations and its cash flows for the years then ended and the cumulative amounts from inception on June 30, 1989 to December 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

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


                                      /s/ Davidson & Company
Vancouver, Canada                       Chartered Accountants
March 8, 2001

                                           LITEWAVE CORP.
                                  (A Development Stage Company)
                                           BALANCE SHEETS
                                          AS AT DECEMBER 31



                                             2000           1999

ASSETS

Current
  Cash                                $    2,109         $     -
  Receivables                              8,871              5,733
                                      -----------         -----------
Total current assets                      10,980              5,733

Advances receivable (Note 4)              30,969
                                      -----------         -----------
                                          41,949              5,733
                                      ===========         ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Bank indebtedness                   $     -            $    4,771
  Accounts payable and accrued
   liabilities                           113,667             44,113
  Note payable (Note 5)                  172,172          1,021,614
                                      -----------         -----------
Total current liabilities                285,839          1,070,498
                                      -----------         -----------
Stockholders' deficit
  Capital stock (Note 6)
    Authorized
      25,000,000 common shares
      with a par value of $0.001
    Issued
      6,000,000 common shares
      (1999 - 2,500,000 common
        shares)                            6,000              2,500
  Additional paid-in capital           1,047,340                840
  Deficit accumulated during
    the development stage             (1,297,230)         (1,068,105)
                                      -----------         -----------
                                        (243,890)         (1,068,765)
                                      -----------         -----------
                                       $  41,949           $   5,733
                                      ===========         ===========


History and organization of the Company (Note 1)

Commitment (Note 11)

Subsequent events (Note 12)

The accompanying notes are an integral part of these financial statements.

                                           LITEWAVE CORP.
                                  (A Development Stage Company)
                                     STATEMENTS OF OPERATIONS



                         Cumulative
                         Amounts From
                         Inception on        Year Ended December 31,
                         June 30, 1989
                         to December 31,     -----------------------
                         2000                2000          1999


EXPENSES
Accounting and legal    $   109 601      $  79,888      $ 29,713
Consulting                  350,889         86,356       264,533
General and
    administrative           60,993          8,766        49,207
Marketing and
    promotion                46,673          4,813        41,860

Rent                         37,585          5,135        32,450

Salaries and benefits        26,369            -          26,369

Telephone and utilities      40,280          3,380        36,900

Transfer agent and
    filing fees              15,646          1,429        14,217

Travel                      211,516          8,601       202,915

Website development          13,678            757        12,921

Write-down of
 capital assets             353,000            -         353,000

Write-down of advances
 receivable (Note 4)         30,000        30,000           -
                         ----------      ---------      ---------


Loss for the period     $(1,296,230)   $( 229,125)   $(1,064,085)
                         ===========    ==========     ==========

Basic and diluted
 loss per share                        $   (0.05)     $   (0.43)
                                       ==========      =========

Weighted average number
  of shares of common stock
  outstanding                           4,250,000      2,500,000
                                       ==========      =========


The accompanying notes are an integral part of these financial statements.

                                           LITEWAVE CORP.
                                   (A Development Stage Company)
                                STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                        Deficit
                                                      Accumulated
                        Common Stock       Additional  During the
                     --------------------    Paid-in   Development
                      Shares       Amount    Capital      Stage         Total


Balance from inception
   June 30, 1989 to
   December 31, 1997  2,000,000   $ 2,000   $   -       $  (2,000)    $    -

  Shares issued for
    services            500,000       500        840         -          1,340

  Loss for the year         -         -         -          (2,020)     (2,020)
                      ---------   ---------  ---------    --------    ----------
Balance, December 31,
  1998                2,500,000     2,500        840       (4,020)       (680)

 Loss for the year         -          -         -      (1,064,085) (1,064,085)
                      ---------   ---------  ---------   --------    ----------
Balance, December 31,
  1999                2,500,000     2,500        840   (1,068,105) (1,064,765)

Shares issued on
 settlement of debt   3,500,000     3,500  1,046,500         -      1,050,000

Loss for the year         -         -         -          (229,125)  ( 229,125)
                      ---------  ---------  ---------     --------  ----------

Balance, December 31,
  2000                6,000,000    6,000    1,047,340  (1,297,230)  ( 243,890)
                      =========   ========  =========  ===========   ==========

The accompanying notes are an integral part of these financial statements.

                                           LITEWAVE CORP.
(A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS

                                     Cumulative
                                     Amounts From
                                    Inception on
                                    June 30, 1989    Year Ended December 31,
                                    to December 31,  ----------------------
                                        2000           2000           1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period               $(1,296,230)     $(229,125)  $(1,064,085)

  Adjustments to reconcile loss to net
    cash used in operating activities:
   Write-down of capital assets         353,000           -          353,000
   Write-down of advances receivable     30,000         30,000           -
   Issuance of common stock for services  1,340           -              -
 Changes in non-cash working capital items
  Increase in receivables                (8,871)        (3,138)      (5,733)
  Increase in accounts payable
      and accrued liabilities           113,667         69,554       43,433
                                      ----------      ---------     ----------
  Net cash used in
    operating activities               (807,094)      (132,709)    (673,385)
                                      ----------      ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank indebtedness                        -            (4,771)       4,771
  Issuance of capital stock              1,000             -              -
  Note payable                       1,222,172         200,558    1,024,614
                                     ----------      ---------    ----------
Net cash provided by financing
    activities                       1,223,172         195,787    1,026,385
                                     ----------      ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Advances receivable                   (60,969)        (60,969)
 Acquisition of capital assets        (353,000)            -       (353,000)
                                     ----------      ---------     ----------
  Net cash used in
    investing activities              (413,969)        (60,969)    (353,000)
                                     ----------      ---------     ----------
Increase in cash for the period          2,109           2,109           -
                                     ----------      ---------     ----------

Cash, beginning of period                  -               -             -
                                     ----------      ---------     ----------
Cash, end of period                   $  2,109      $    2,109       $   -
                                     ==========     ==========     ==========
Cash paid during the period for:
  Interest expense                  $     -         $     -         $   -
  Income taxes                            -               -             -
                                     ==========     ==========     ==========


Supplemental disclosure for non-cash financing and investing activities (Note 9)

The accompanying notes are an integral part of these financial statements.

                          LITEWAVE CORP.
                 A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                        DECEMBER 31, 2000

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

                                          2000          1999

Deficit accumulated during the
  development stage                 $ (1,297,230)  $  (1,068,105)
Working capital (deficiency)            (274,859)     (1,064,765)


3.   SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

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

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

Accounting for derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 1999. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 which is a significant amendment to SFAS 133. The Company does not anticipate that the adoption of these statements will have a significant impact on its financial statements.

Disclosure about segments of an enterprise and related information

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other
manner in which management disaggregates a company.   Currently,
SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment in Canada.

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

Comprehensive income

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of December 31, 2000.

Financial instruments

The Company's financial instruments consist of cash, receivables, advances receivable, accounts payable and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximate their carrying values.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000

3. SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

Foreign currency translation

Amounts denominated in foreign currencies are translated into United States currency at exchanges rates prevailing at transactions dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Gains and losses from restatement of foreign currency monetary assets and liabilities are included in income.

Comparative figures

Certain comparative figures have been reclassified to conform with the current year's presentation.

4.   ADVANCES RECEIVABLE

During the current year, the Company entered into a Letter of Intent with AirArmor Inc. to acquire all of its issued and outstanding shares of common stock in exchange for the issuance of 5,000,000 restricted shares of common stock of the Company. Pursuant to this Letter of Intent, the Company advanced $60,969 to AirArmor Inc. The advances receivable are unsecured, non-interest bearing with no fixed terms of repayment.

Subsequent to December 31, 2000, the proposed transaction with AirArmor Inc. was cancelled. The Company is negotiating a settlement to collect the $60,969 advances receivable. Due to uncertainty in collecting the full amount of the advances receivable, management has decided to write-off to operations during the current year $30,000 of the amount.

The fair value of advances receivable is not determinable as it has no repayment terms and is non-interest bearing.

5.   NOTE PAYABLE

The note payable is unsecured, non-interest bearing with no fixed terms of repayment. During the current year, $1,050,000 of the note payable was converted into 3,500,000 shares of common stock of the Company at a deemed value of $0.30 per share.

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

On June 29, 2000, the Company issued 3,500,000 shares of common stock at a deemed value of $0.30 per share upon the conversion of $1,050,000 of note payable.

LITEWAVE CORP.
 (A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000

6.   CAPITAL STOCK (cont'd...)

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



7.   STOCK BASED COMPENSATION

The Company has approved a Stock Option Plan for officers, employees and consultants of the Company. The Company has reserved 3,000,000 shares of common stock of its unissued share capital for this plan. As of December 31, 2000, no options have been granted under the plan. The plan provides for vesting of options granted pro-rata over five months from the date of grant.

The exercise price of options granted under the plan will be as follows:

          i) not less than the fair market value per common share at the date of grant.
          ii) not less than 75% of the fair market value per common share at the date of grant for options granted to shareholders owning greater than 10% of the Company.

Options granted under the plan that have vested will expire the earlier of:

          i)   five years from the date of grant.
          ii) five years from the date of grant for options granted to shareholders owning greater than 10% of the Company.
          iii) the termination of the officer, employee or consultant upon cause.
          iv) 90 days after the termination of the officer, employee or consultant other than by cause, death or disability.
          v) one year after the date of termination of the officer, employee or consultant due to death or disability.

Options granted under the plan that have not vested will expire the earlier of five years from the date of the grant and the date of termination of the officer, employee or consultant for any reason.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000


8.   RELATED PARTY TRANSACTIONS

During the year ended December 31, 2000, the Company entered into the following transactions with related parties:

     a) Paid or accrued $73,250 (1999 - $39,390) in consulting fees to directors, a former director and to a company related by a common director.

     b) Paid $Nil (1999 - $5,941) in administration fees to an individual related to a director of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

Included in accounts payable as at December 31, 2000 is $23,750
(1999 - $Nil) due to directors of the Company.


9.   SUPPLEMENTAL DISCLOSURE FOR NON-CASH FINANCING AND INVESTING
ACTIVITIES

The significant non-cash transaction for the year ended December
31, 2000 consisted of the Company issuing 3,500,000 shares of common stock at a deemed value of $0.30 per share upon the conversion of $1,050,000 of note payable.

There were no significant non-cash transactions for the year ended December 31, 1999.


10.  INCOME TAXES

The Company's total deferred tax asset at December 31 is as follows:

                                                    2000     1999

Tax benefit of net operating loss carryforward    $451,500
$405,120
Valuation allowance                               (451,500)
(405,120)
                                                  $   -     $
     -

The Company has a net operating loss carryforward of approximately $1,290,000 (1999 - $1,066,105) which expire starting in 2018. The valuation allowance increased to $451,500 from $405,120 during the year ended December 31, 2000. The
Company provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


11.  COMMITMENT

The Company is committed to pay to a director of the Company a monthly consulting fee of $9,000 per month pursuant to an Employment Agreement expiring September 30, 2001.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000


12.  SUBSEQUENT EVENTS

Subsequent to December 31, 2000, the Company entered into the following transactions:

     a) The Company increased its authorized share capital from 25,000,000 common shares to 100,000,000 common shares. The par value was unchanged at $0.001 per share.

     b) The Company completed a private placement consisting of 900,000 units at $0.20 per unit for the settlement of notes payable. Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.25 per share expiring in two years.

     c) On January 31, 2001, the Company granted 730,000 stock options under its Stock Option Plan to officers, director and employees at an exercise price of $0.275 per share.

     d) On January 31, 2001, the Company issued 598,474 shares of common stock at a deemed value of $0.20 per share to consultants of the Company for settlement of accounts payable and services rendered of $119,695. The Company also issued to these consultants 598,474 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at $0.25 per share expiring in two years.

     e) On January 31, 2001, the Company issued 303,750 shares of common stock at a deemed value of $0.20 per share to directors of the Company for settlement of accounts payable and services to be rendered of $60,750. The Company also issued to these directors 303,750 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.25 per share expiring in two years.

     f) On February 22, 2001, the Company granted, under its Stock Option Plan, 125,000 stock options to directors and 200,000 stock options to a consultant at an exercise price of $0.41 and $0.37 per share, respectively.

     g) On February 23, 2001, the Company entered into an agreement to acquire all the assets and software from Panier, S.A. (a Turks and Caicos Islands company)in exchange for a $1,000 cash payment and the issuance of a $5,425,695 convertible debenture. The debenture bears interest at 6% per annum and is repayable based on 15% of Net Earnings (defined as "earnings before interest, dividends, taxes and amortization") of the Company. The debenture is convertible by the holder into tranches of 100,000 shares of common stock of the Company at a conversion price of $1.00 per share. The Company can exercise the conversion privilege if the market price per share of the Company's common stock exceeds the conversion price by at least 25%.

     h) On March 5, 2001, the Company resolved to enter into an agreement to acquire all the issued and outstanding common stock of Travel Ties Inc. (a Nevada corporation) in exchange for the issuance of 16,000,000 restricted shares of common stock of the Company. Of the 16,000,000 shares, 10,000,000 will be held in escrow and released on the basis of one share for each $1 of Net Earnings of the Company.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


    LITEWAVE CORP.


/s/ Ian Lambert                           Dated: April 11, 2001
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: April 11, 2001
    Harvey Lawson,
    Secretary, Director