Form 10QSB
period 2001-03-31
LITEWAVE CORP
filed 2001-05-22
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                FORM 10-QSB

  (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2001

                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                       Commission File No. _________


                              LITEWAVE CORP.
    -------------------------------------------------------------------
              (Name of Small Business Issuer in its Charter)


  Nevada,  U.S.A.                                             95-4763671
  (State or other Jurisdiction                             (IRS Employer
  of Incorporation or Organization)                  Identification No.)


  Suite 402, 609 west Hastings Street, Vancouver, BC            V6B 4W4
  (Address of Principal Executive Offices)                    (Zip Code)


  Issuer's Telephone Number                               (604) 233-6404


  Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

      As of March 31, 2001: 7,802,224 shares of common stock were outstanding.



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

            SIGNATURES

                                  PART I

  ITEM 1.  FINANCIAL STATEMENTS


                                            LITEWAVE CORP.
                                    (A Development Stage Company)

                                        FINANCIAL STATEMENTS
                                 (Unaudited Prepared by Management)

                                          MARCH 31,  2001

                                LITEWAVE CORP.
                       (A Development Stage Company)
                               BALANCE SHEETS
                     (Unaudited Prepared by Management)

                                          March 31,           December 31,
                                            2001                     2000
ASSETS

Cash and cash equivalents                                         $    2,109
Accounts receivable                        $    9,221                  8,871
Prepaid expenses                               42,500
                                          -----------           ------------
                                               51,721                 10,980

Advances receivable (Note 3)                   36,186                 30,969

Intellectual and property rights (Note 4)       1,000
                                          -----------           ------------
                                           $   88,907             $   41,949
                                          ===========           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Bank indebtedness                     $    1,504             $    4,771
     Accounts payable and
       accrued liabilities                     17,457                113,667
     Note payable (Note 5)                     46,700                172,172
     Due to related party (Note 6)             25,000
                                           -----------           ------------
                                               90,661                285,839
                                           -----------           ------------
Stockholders' deficit
     Capital stock (Note 7)
          Authorized
            100,000,000 common shares
            with a par value of $0.001
          Issued
            7,802,224 common shares
            (December 31, 2000
            6,000,000 common shares)            7,802                  6,000
     Additional paid in capital             1,405,983              1,047,340


     Deficit accumulated during
       the development stage               (1,557,494)            (1,297,230)
                                           -----------           ------------
                                               (1,754)              (243,890)
                                           -----------           ------------

                                           $   88,907              $  41,949
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

                                         LITEWAVE CORP.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                               (Unaudited Prepared by Management)

                             Cumulative
                             Amounts From
                             Inception on         Three Month Period Ended


                             June 30, 1989        March 31,        March 31,
                          to March 31, 2001          2001            2000


EXPENSES

  Accounting and legal        $144,039             $ 34,438      $   6,149

  Consulting                   393,427               42,538         96,886


  General and
    administrative              62,513                1,520            913


  Marketing and
    promotion                   46,673                  -              -
  Rent                          38,960                1,375          1,031


  Salaries, Benefits            26,369                  -              -
  Stock-based compensation     141,955              141,955            -


  Telephone, Utilities          41,195                  915            774


  Transfer Agent, Filing Fees   18,265                2,619            683


  Travel                       215,066                3,550            -
  Website Development           14,063                  385            757


  Write-down of capital assets 353,000                  -              -


  Write-down of advances
    receivable (Note 4)         60,969               30,969            -
                             ----------            ---------      ---------


 Loss for the period       $(1,556,494)           $(260,264)      $(21,557)
                           ============           ==========      =========


Basic and dilutive loss per share                  $  (0.04)      $  (0.01)
                                                  ==========      =========



Weighted average number of
  common shares outstanding                       7,181,458       2,500,000
                                                  ==========      =========



The accompanying notes are an integral part of these financial statements.

       format change
                                           LITEWAVE CORP.
                                     (A Development Stage Company)
                            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 (Unaudited Prepared by Management)

                                                                      Deficit
                                                                     Accumulated
                              Capital Stock            Additional    During the
                         ---------------------         Paid-in       Development
                         Shares         Amount         Capital       Stage               Total

Balance, December 31,
 1997                    2,000,000    $  2,000       $    -         $   (2,000)        $     -
  Shares issued for
    services               500,000         500             840              -             1,340

  Loss for the year            -           -               -             (2,020)         (2,020)
                         ---------    ---------       ----------      ----------      ----------

Balance, December 31,
  1998                   2,500,000       2,500             840           (4,020)           (680)

  Loss for the year            -           -               -         (1,064,085)     (1,064,085)
                         ---------   ---------       ----------      ----------       ----------

Balance, December 31,
  1999                   2,500,000       2,500             840       (1,068,105)     (1,064,765)

Shares issued on settlement
 of note payable         3,500,000       3,500        1,046,500             -         1,050,000

Loss for the year              -           -                -          (229,125)       (229,125)
                        ---------      ---------     ----------      ----------      ----------
Balance, December 31,
  2000                   6,000,000    $  6,000       $ 1,047,340   $ (1,297,230)      $(243,890)


Shares issued on settlement
 of note payable           900,000         900           179,100              -         180,000

Stock-based compensation for
 options issued to consultants
 and non-employees             -           -             141,955            -           141,955

Shares issued to consultants
 for settlement of debts and
 services to be rendered   598,474         598           119,097            -           119,965

Shares issued to directors
 for settlement of debts and
 services to be rendered   303,750         304            60,446            -            60,750

Loss for the period            -           -                -          (260,264)       (260,264)
                         ---------      ---------     ----------      ----------       ----------
Balance, March 31,
  2001                   7,802,224    $  7,802       $ 1,547,938   $ (1,557,494)        $(1,754)
                         =========    =========      ===========     ===========
==========

The accompanying notes are an integral part of these financial statements.

       format change
                                           LITEWAVE CORP.
                             (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                 (Unaudited Prepared by Management)



                                        Cumulative
                                        Amounts From             Three Month
                                        Inception on            Period Ended
                                        June 30, 1989             March 31,
                                      to March 31, 2001    2001        2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                   $ (1,556,494)   $ (260,264)$ (21,557)
  Adjustment to reconcile loss to net
   cash used in operating activities:
    Write-down of capital assets             353,000           -           -
    Write-down of advances receivable         60,969        30,969         -
    Issuance of common shares for services    39,730        38,390         -
    Stock-based compensation                 141,955       141,955         -


  Changes in non-cash working capital items
    Increase in receivables                  (9,221)          (350)        -
    Increase (decrease)in accounts payable
      and accrued liabilities               116,012          2,345    (5,328)
                                          -----------     --------- ---------
  Net cash used in operating activities    (854,049)       (46,955)  (26,885)
                                          -----------     --------- ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Indebtedness                           1,504          1,504     2,408
  Issuance of Common stock                    1,000            -           -
  Note payable                            1,276,700         54,528    29,248
  Due to related party                       25,000         25,000         -

                                        -----------      ---------  ---------
  Net cash provided by financing
   activities                             1,304,204         81,032    31,656

                                         -----------      --------- ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances receivable                       (97,155)       (36,186)        -
  Acquisition of capital assets            (353,000)            -          -
                                       -----------      ---------   ---------

  Net cash used in investing activities    (450,155)       (36,186)        -
                                         -----------      --------- ---------
Change in cash and cash equivalents
  for the period                               -            (2,109)    4,771

Cash and cash equivalents,
 beginning of period                           -             2,109    (4,771)
                                         -----------      --------- ---------

Cash and cash equivalents,
 end of period                                 -               -         -

                                         ===========     ====================

Cash paid during the period for:
  Interest                               $     -          $    -      $    -
  Income taxes                                 -               -           -
                                      ===========      ==========   =========

The accompanying notes are an integral part of these financial statements.


LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001

1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc. and issued 10,000 common shares for cash proceeds of $1,000. On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficit and cash flows at March 31, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December
31, 2001.

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

                                                   March 31,   December 31,
                                                        2001         2000
Deficit accumulated during the development stage   $(1,557,494)  $(1,297,230)

Working capital (deficiency)                           (38,940)     (274,859)


3.   ADVANCES RECEIVABLE

     a) As at December 31, 2000, the Company had advances receivable from Air Armor Inc. of $30,969. The advances receivable were unsecured, non-interest bearing with no fixed terms of repayment. During the current period, management determined the amount uncollectable and, accordingly, the amount has been written-off to operations.

     b) During the current period, the Company resolved to enter into an agreement to acquire all the issued and outstanding common stock of Travel Ties Inc. (a Nevada corporation) ("Travel Ties") in exchange for the issuance of 16,000,000 restricted shares of common stock of the Company. Of the 16,000,000 shares, 10,000,000 will be held in escrow and released on the basis of one share for each $1 of Net Earnings of the Company. In anticipation of this transaction, the Company has advanced $36,186 to Travel Ties. The advances are unsecured, non-interest bearing with no fixed terms of repayment.

     The fair value of advances receivable are not determinable as they have no fixed terms of repayment.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001

4.   INTELLECTUAL AND PROPERTY RIGHTS

     During the period, the Company entered into an asset purchase agreement whereby, the Company acquired from Panier, S.A. ("Panier") the intellectual and property rights to Panier's Booking Engine Software technology.

     The purchase price was $5,426,695 consisting of a $1,000 cash payment
(paid) and a $5,425,695 convertible debenture. The convertible debenture bears interest at 6% per annum.

     The outstanding principal and accrued interest of the convertible debenture is repayable as follows:

     i) upon the date of a secondary public offering that includes a provision for such use of funds;

     ii) otherwise, from Positive Cash Flow (defined as positive net earnings before interest, dividends, taxes and amortization) of the Company.

     The Company is obligated to repay the outstanding principal and interest of the debenture in the amount of 15% of Positive Cash Flow (the "Amount Due") each time the Amount Due reaches $100,000.

     The holder of the debenture may convert the Amount Due (in $100,000 increments) to shares of common stock of the Company at a conversion price of $1 per share. The Company can exercise the conversion privilege if the market price of the Company's common stock exceeds the conversion price by at least 25%.

     The debenture is secured by a charge over the intellectual and property rights of the Booking Engine Software technology plus a fixed charge over all the other assets of the Company.

     The obligation to repay the debenture is contingent on the Company completing a secondary public offering or generating Positive Cash Flow. There is no guarantee that either of these events will occur. Accordingly, the intellectual and property rights to the Booking Engine Software technology have been recorded at a cost of $1,000 being the amount of cash consideration paid to date.

5.   NOTE PAYABLE

     The note payable is unsecured, non-interest bearing with no fixed terms of repayment. During the current period, $180,000 of the note payable was converted into 900,000 shares of common stock of the Company at an agreed value of $0.20 per share.

     The fair value of the note payable is not determinable as it has no fixed terms of repayment.

6.   DUE TO RELATED PARTY

     Amounts due to a company controlled by a director of the Company are unsecured, non-interest bearing with no fixed terms of repayment.

     The fair value of amounts due to a related party are not determinable as they have no fixed terms of repayment.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001

7.   COMMON STOCK

     In January, 2001, the Company completed a private placement consisting of 900,000 units at $0.20 per unit for the settlement of notes payable. Each unit consists of one restricted share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.25 per share expiring in two years.

     In January, 2001, the Company issued 598,474 shares of common stock at an agreed value of $0.20 per share to consultants of the Company for settlement of accounts payable and services rendered of $119,695. The Company also issued to these consultants 598,474 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at $0.25 per share expiring in two years.

     In January, 2001, the Company issued 303,750 shares of common stock at an agreed value of $0.20 per share to directors of the Company for settlement of accounts payable and services to be rendered of $60,750. The Company also issued to these directors 303,750 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.25 per share expiring in two years.

     Warrants

     The following warrants were outstanding as of March 31, 2001:


                       Number          Exercise
                      of Shares          Price          Expiry Date

                       900,000        $   0.25        January 17, 2003
                       902,224        $   0.25        January 31, 2003


8.   STOCK BASED COMPENSATION

     The following stock options were granted under the Company's Stock Option Plan during the period:

     a) On January 31, 2001, the Company granted 730,000 stock options to officers, director and consultants at an exercise price of $0.275 per share.

     b) On February 22, 2001, the Company granted 125,000 stock options to directors and 200,000 stock options to a consultant at an exercise price of $0.41 and $0.37 per share, respectively.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001

8.   STOCK BASED COMPENSATION (cont'd...)

     Following is a summary of the stock option activity:
                                                              Weighted
                                                               Average
                                                  Number      Exercise
                                                 of Shares      Price

Outstanding, December 31, 2000

Granted                                     1,055,000      $  0.31

Exercised

Cancelled

Outstanding, March 31, 2001                 1,055,000      $  0.31
                                            ==========     =======
Weighted average fair value of options
        granted during the current period                       $  0.60



     Following is a summary of the status of options outstanding at March 31, 2001:


                           Outstanding Options           Exercisable Options

                               Weighted
                              Average   Weighted                 Weighted
                             Remaining    Average                 Average
                             Contractual  Exercise                Exercise
Exercise Price        Number    Life       Price      Number        Price

  $ 0.275            730,000    4.8 years    $ 0.275     292,000      $ 0.275
  $ 0.37             100,000    4.9 years    $ 0.37       25,000      $ 0.37
  $ 0.41             125,000    4.9 years    $ 0.41       40,000      $ 0.41


     Compensation

     Included in stock options granted during the period are 605,000 options to consultants and non-employees which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the period ended March 31, 2001 was $141,955. This amount can be allocated to the other expense categories in the accompanying statements of operations as consulting fees of $51,392 and professional fees of $90,563.

LITEWAVE CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001

9.   RELATED PARTY TRANSACTIONS

     During the period ended March 31, 2001, the Company paid or accrued $28,000 (2000 - $11,250) in consulting fees to directors and to a company related by a common director.

     These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

ITEM 2.  PLAN OF OPERATION

GENERAL

The Company is a development-stage company whose primary business had been working toward becoming an emerging international telecommunications company focused primarily on international connectivity solutions and the international long distance market. That segment of the telecommunications industry has become increasingly competitive, so management has been seeking alternative directions for the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At March 31, 2001, the Company had a working capital deficiency of approximately $38,940 in Notes payable and bank indebtedness, and current payables of $17,457. Since that date, sufficient shareholder loans have been advanced to cover the bank indebtedness and fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans for up to twelve months.

The Company completed a Reg. S private placement consisting of 900,000 units at $0.20 per unit, consisting of one common share and one share purchase warrant exercisable for a period of two years at $0.20 per share, for the settlement of notes payable. On January 31, 2001, the Company issued 902,224 shares of common stock at a deemed value of $0.20 per share, together with 902,224 purchase warrants, exercisable at $0.20 for a period of two years, to consultants and management of the Company for settlement of accounts payable and services rendered of $180,445. The Company recently completed a private placement under Regulation D, Rule 506 in the amount of $120,000 by way of issuance of 240,000 common shares at $0.50 per share, together with 240,000 purchase warrants, exercisable at $0.50 for a period of six months.

The Company has approved a private placement of up to four million common shares at a price of $0.25 per share. In addition, a nontransferable warrant to purchase up to 4 million shares at $0.75 per share for a period of two years will be granted. As of this date, no subscription funds have been received though Management is confident this private placement will be fully subscribed. The common shares to be issued by way of this private placement, under Regulation S, will be restricted securities. While management currently anticipates that the aforementioned or other debt or equity financings will forthcoming, no assurances can be given that the Company will be able to do so.

If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.

FORWARD-LOOKING STATEMENTS

The Registrant cautions readers that certain important factors may affect the Registrant's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this document or that are otherwise made by or on behalf of the Registrant. For this purpose, any statements contained in the Document that are not statements of historical fact may be deemed to be forward-looking statements. This Registration contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Registrant, its directors or its officers with respect to, among other things: (i) trends affecting the Registrant's financial condition or results of operations for its limited history; (ii) the Registrant's business and growth strategies; (iii) the Internet and travel industry commerce; and, (iv) the Registrant's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Registrant's limited operating history, dependence on continued growth in the use of the Internet, the Registrant's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.



                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

The Company, having received shareholder consent, increased its authorized share capital from 25,000,000 common shares to 100,000,000 common shares effective February 28, 2001. The par value was unchanged at $0.001 per share.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Approved via consent resolution in lieu of a special meeting of the shareholders by a total of nine shareholders representing 3,100,000 shares or 51.67% of a total of 6,000,000 shares entitled to vote, dated October 10, 2000, the following resolutions were approved:

     1. THAT the Company increase its authorized capital stock from 25,000,000 common shares to 100,000,000 common shares, par value $0.001 per share, and that the proper officers and that the proper officers of the Company hereby file an amendment to the Articles of Incorporation of the Company with the Nevada Secretary of State to change Article VI (A) to read:

This Corporation is authorized to issue 100,000,000 shares of stock with a par value of $.00l per share, said shares being non-assessable.

     2. THAT the Company increase and fix the number of directors at five (5) and authorize the Board of Director to appoint suitable persons to fill the vacancies;

     3. THAT the enclosed 2000 Stock Option Plan, which provides for the reservation of 3,000,000 shares of stock to be issued from time to time in such quantities and at such prices as deemed fit by the Board of Directors and consistent with the terms and conditions of the Plan is hereby ratified and approved;

     Approved via consent resolution in lieu of a special meeting of the shareholders by a total of nine shareholders representing 3,470,0000 shares or 50.27% of a total of 6,902,224 shares entitled to vote, dated February 22, 2001, the following resolutions were approved:

     1. THAT should the Company elect to change its name from LiteWave Corp., to Travel Ties International Inc. or such similar name, that the proper officers of the Company shall thereby file an amendment to the Articles of Incorporation of the Company with the Nevada Secretary of State to change the name of the Company to "Travel Ties International Inc.", or such similar name as shall reflect the nature of the business of the Company;

     2. THAT the Company enter into an Agreement to acquire 100% of the issued and outstanding shares of Travel Ties Inc., a Nevada corporation,, in exchange for the issuance from treasury a total of 16,000,000 restricted $0.001 par value common shares of the capital stock of Litewave Corp at the time of Closing.

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 3.6    Certificate of Amendment of Articles of
               Incorporation filed February 28,2001, increasing authorized capital stock in the Corporation to 100 million shares at $0.001 par value.

Exhibit 10.10  Asset Purchase Agreement between Panier, SA and
               Litewave Corp. dated February 22, 2001.

Exhibit 10.11  6% Convertible Debenture between Litewave Corp.
               and Panier, SA dated February 16, 2001.

                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LITEWAVE  CORP.


    /s/ Ian Lambert                          Dated: May 18, 2001
    Ian Lambert,
    President, Director

Exhibit 3.6    Certificate of Amendment of Articles of
               Incorporation filed February 28,2001, increasing authorized capital stock in the Corporation to 100 million shares at $0.001 par value.

FILED
IN THE OFFICE OF THE SECRETARY OF THE
STATE OF NEVADA

FEBRUARY 28, 2001

No. c5753-89

CERTIFICATE OF AMENDMENT OF ARTICLES OF INCORPORATION
 of
LITEWAVE CORP. We the undersigned IAN D. LAMBERT, PRESIDENT and HARVEY M. LAWSON, SECRETARY of LITEWAVE CORP. do hereby certify:

That the Board of Directors of said corporation at a meeting duly convened, held on the 1st day of October, 2000, adopted a resolution to amend the original articles as follows:

                Article VI (A) is hereby amended to read as follows:

This Corporation is authorized to issue 100,000,000 shares of common stock with a par value of $.00l per share, said shares being non-assessable.

The number of shares of the corporation outstanding and entitled to vote on an amendment to the Articles of Incorporation is Six Million (6,000,000); that the said change(s) and amendment have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

                                             _/s/ Ian Lambert_________
                                             Ian D. Lambert, President

                                             __/s/ Harvey Lawson______
                                         Harvey M. Lawson, Secretary

Exhibit 10.10  Asset Purchase Agreement between Panier, SA and
               Litewave Corp. dated February 22, 2001.

     Asset Purchase Agreement

THIS ASSET PURCHASE AGREEMENT (this "Agreement"), dated as of February 22, 2001, is made by and between Panier S.A. a Turks and Caicos Islands Company ("Seller"), and Litewave Corp.., a Nevada corporation ("Buyer").

     RECITALS:

WHEREAS, Seller wishes to sell to Buyer, and Buyer wishes to purchase from Seller, all of Seller's intellectual property rights in Seller's Booking Engine Software ("BES") technology, all upon the terms and conditions set forth below.

THEREFORE, in consideration of the foregoing recital and the mutual agreements and representations contained in this Agreement, the parties agree as follows:

1. SALE AND PURCHASE OF ASSETS. On the terms and subject to the conditions contained in this Agreement, Seller hereby sells to Buyer and Buyer hereby purchases from Seller, free and clear of all liens, claims, mortgages, charges, security interests, encumbrances or similar agreements of any kind or nature whatsoever ("Liens"), except as otherwise disclosed in and permitted by this Agreement and the attached schedules, all of Seller's right, title and interest in and to all products, computer programs (including but not limited to the BES),computer peripheral equipment, or other tangible or intangible thing developed including without limitation, any and all formulae, Inventions, studies, data, charts, diagrams, program descriptions, reports, layouts,videotapes, computer programs, manuals, work papers, and projections, and any translations, revisions, versions and derivative works created therefrom including intellectual property rights to Seller's BES technology infrastructure, with all its underlying technologies, software, including source code in machine readable and listing form, usable on servers which use Sun Microsystems, Inc, as the primary system operating under a Unix operating system and the Windows NT operating system as provided pursuant to and under contract Agreement for Software Development Services dated June 21, 2000 between Travel Ties Limited and All Health Development Corp.("AHD") (the "AHD Contract") in accordance with the guidelines and documentation set out in Schedule A and Schedule B of the AHD Contract, and the assets and affinity agreements described on attached
Schedule 1 hereto (collectively, the "Purchased Assets").


2. PURCHASE PRICE. Buyer agrees to pay, and Seller agrees to accept, as the "Purchase Price" for the Purchased Assets, the sum of US$ 5,426,694.95 payable as follows: (i) US$1000 payable upon execution of this Agreement;
(ii) US$5,425,694.95 by way of Debenture issued by the Purchaser to the Seller in accordance with the draft debenture attached hereto as Schedule 2.

3. NO ASSUMPTION OF LIABILITIES. Buyer will not assume, or in any way become liable for, any liabilities or obligations of Seller of any kind or nature, whether accrued, absolute, contingent or otherwise, or whether due or to become due, or otherwise, whether known or unknown, which liabilities and obligations, will continue to be liabilities and obligations of Seller.


4.   REPRESENTATIONS AND WARRANTIES OF SELLER

Seller represents and warrants to Buyer as follows:

4.1 Organization, Power and Qualification. Seller is a corporation duly organized, validly existing and in good standing under the laws of the Turks and Caicos Islands.

4.2 Authority. Seller has all necessary power and authority, corporate and otherwise, to make, execute and deliver this Agreement and all other agreements and documents to be executed and delivered by it pursuant to this Agreement; and Seller has taken all necessary actions required to be taken to authorize it to execute and deliver this Agreement and such other agreements, and to perform all of its obligations, undertakings and agreements to be observed and performed by it hereunder and thereunder. This Agreement has been duly executed and delivered by Seller and constitutes the valid and binding agreement of Seller enforceable in accordance with its terms subject, as to the enforcement of remedies, to general equitable principles and to bankruptcy, insolvency and similar laws affecting creditors' rights generally.

4.3 No Violation. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated by this Agreement will constitute a violation of, or be in conflict with, or result in a cancellation of, or constitute a default under any debt, obligation or liability affecting, or result in the creation or imposition of any Lien upon, any of the Purchased Assets under: (i) any term or provision of the certificate of incorporation or by-laws (or other organizational document) of Seller; (ii) to the knowledge of Seller's senior management, any judgment, decree, order, regulation or rule of any court or governmental authority;
(iii) to the knowledge of Seller's senior management, any law or regulation;
(iv) any contract, agreement, indenture, lease or other commitment to which Seller is a party or by which it is bound.

4.4 Consents. To the knowledge of Seller's senior management, no consent of, or notice to, any federal, state or local authority, or any private person or entity, is required to be obtained or given by Seller in connection with the execution, delivery or performance of this Agreement or any other agreement or document to be executed, delivered or performed hereunder by Seller.

4.5 Title to and Condition of Purchased Assets.

(a) Seller is the exclusive owner of the Purchased Assets, free and clear of any Lien.

(b) To the knowledge of Seller's senior management, Seller has not received any communication or claim alleging that Seller's use of the Purchased Assets has violated or infringed any other proprietary right of a third party.

5.   REPRESENTATIONS AND WARRANTIES OF BUYER

Buyer represents and warrants to Seller as follows:

5.1 Organization and Good Standing. Buyer is a corporation duly organized and existing under the laws of the State of Nevada.

5.2 Authority. Buyer has all necessary power and authority to make, execute and deliver this Agreement and all other agreements and documents to be executed and delivered by it pursuant to this Agreement; and Buyer has taken all necessary actions required to be taken to authorize it to execute and deliver this Agreement and such other agreements, and to perform all of its obligations, undertakings and agreements to be observed and performed by it hereunder and thereunder. This Agreement has been duly executed and delivered by Buyer, and constitutes the valid and binding agreement of Buyer enforceable in accordance with its terms subject, as to the enforcement of remedies, to general equitable principles and to bankruptcy, insolvency and similar laws affecting creditors' rights generally.

5.3 No Violation. Neither the execution and delivery of this Agreement, nor the consummation of the transactions contemplated by this Agreement will constitute a violation of, or be in conflict with, or result in a cancellation of, or constitute a default under, any debt, obligation or liability affecting, or result in the creation or imposition of any Lien upon any of the assets owned or used by, or any of the capital stock of Buyer under: (i) any term or provision of the certificate of incorporation or by-laws (or other organizational document) of Buyer; (ii) to the knowledge of Buyer's senior management, any judgment, decree, order, regulation or rule of any court or governmental authority; (iii) to the knowledge of Buyer's senior management, any law or regulation; (iv) any contract, agreement, indenture, lease or other commitment to which Buyer is a party or by which it is bound.

5.4 Consents. To the knowledge of Buyer's senior management, no consent of, or notice to, any federal, state or local authority, or any private person or entity, is required to be obtained or given by Buyer in connection with the execution, delivery consummate or performance of this Agreement or any other agreement or document to be executed, delivered or performed hereunder by Buyer.


6.   COVENANTS OF SELLER

6.1 Certain Consents to Assignment. Seller agrees that after the execution of this Agreement, at the request of Buyer, it will use its reasonable efforts to obtain any consents necessary to transfer the Purchased Assets to Buyer.

6.2 Transfer Taxes. Seller agrees to pay all sales, transfer, use or similar taxes or assessments of any kind whatsoever arising from, based upon or related to the sale, transfer or delivery of the Purchased Assets pursuant to this Agreement whether or not such taxes or assessments are levied or imposed upon Buyer or Seller, but excluding taxes imposed in connection with the use of the Purchased Assets by Buyer after the date of this Agreement.

6.3 Confidentiality. Seller acknowledges that it has had access to confidential information relating to the Purchased Assets and covenants and agrees that it will not use for its own behalf or divulge to any third party any confidential information relating to the Purchased Assets. As used herein, confidential information will consist of all information, knowledge or data relating to the Purchased Assets which is not in the public domain or otherwise published or publicly available. Except as may be required by law or regulation, and to the extent reasonably possible, Seller agrees to deliver to Buyer all material (including copies) that contains or relates to confidential information.

6.4 Instruments of Assignment, Transfer and Conveyance. Seller agrees until such time as Seller is no longer conducting business or operations, upon the request of Buyer, from time to time to execute and deliver to Buyer all such instruments and documents of further assurance, including any instruments of assignment, transfer and conveyance of the Purchased Assets, or otherwise, as are reasonable under the circumstances, and to do any and all such acts and things as may reasonably be required to carry out the obligations of Seller.

7.   LIMITATIONS ON WARRANTIES AND LIABILITY

7.1  No Warranties. THE PURCHASED ASSETS SHALL BE TRANSFERRED TO BUYER
"AS
IS, WHERE IS" WITH ALL FAULTS AND WITHOUT ANY REPRESENTATIONS,
WARRANTIES,
EXPRESS OR IMPLIED, AS TO THE MERCHANTABILITY, CONDITION OR FITNESS
THEREOF
OR AS TO USE FOR A PARTICULAR PURPOSE OR COMPLIANCE WITH
GOVERNMENTAL
REQUIREMENTS. BUYER HAS MADE ITS OWN INVESTIGATION AND
DETERMINATION
REGARDING THE PURCHASED ASSETS AND THE NATURE AND CONDITION
THEREOF AND HAS
NOT RELIED ON ANY REPRESENTATIONS, STATEMENTS OR WARRANTIES OF
SELLER OR ITS
AGENTS OR EMPLOYEES WITH RESPECT TO THE PURCHASED ASSETS, EXCEPT AS SPECIFICALLY SET FORTH IN THIS AGREEMENT.

7.2 Limitation of Liability. IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR ANY ACTUAL DAMAGES IN EXCESS OF THE CONSIDERATION ACTUALLY PAID
HEREUNDER OR
ANY LOSS OF PROFITS, LOSS OF USE, BUSINESS INTERRUPTION, LOSS OF DATA,
COST
OF COVER OR INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES
OF ANY
KIND IN CONNECTION WITH OR ARISING OUT OF THIS AGREEMENT, ANY BREACH
OF THIS
AGREEMENT, THE FURNISHING, PERFORMANCE OR USE OF THE PURCHASED
ASSETS OR THE
PERFORMANCE OF SERVICES UNDER THE AHD CONTRACT, WHETHER ALLEGED
AS A BREACH
OF CONTRACT OR TORTIOUS CONDUCT, INCLUDING NEGLIGENCE, EVEN IF SUCH
PARTY HAS
BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES.

8.   GENERAL PROVISIONS.

The parties further covenant and agree as follows:

8.1 Waiver of Terms. Any of the terms or conditions of this Agreement may be waived at any time by the party or parties entitled to the benefit thereof but only by a written notice signed by the party or parties waiving such terms or conditions.

8.2 Amendment of Agreement. This Agreement may be amended, supplemented or interpreted at any time only by written instrument duly executed by each of the parties hereto.

8.3 Payment of Expenses. Unless otherwise specified in this Agreement, the parties will each pay its or their own expenses, including, without limitation, the expenses of its or their own counsel, investment bankers and accountants, incurred in connection with the preparation, execution and delivery of this Agreement and the other agreements and documents referred to herein and the consummation of the transactions contemplated hereby and thereby.

All expenses of the parties in enforcing any of the provisions of this Agreement and the other agreements and documents referred to herein, including reasonable attorneys' fees, will be borne as determined by the court or arbitrator deciding any dispute under this Agreement in accordance with their determination of what is fair and equitable under the circumstances.

8.4 Contents of Agreement, Parties in Interest, Assignment. This Agreement and the other agreements and documents referred to herein set forth the entire understanding of the parties with respect to the subject matter hereof. Any previous agreements or understandings between the parties regarding the subject matter hereof are merged into and superseded by this Agreement. All representations, warranties, covenants, terms and conditions of this Agreement and the documents contemplated hereby will be binding upon and inure to the benefit of and be enforceable by the respective heirs, legal representatives, successors and permitted assigns of the parties hereto; provided, however, that none of the rights or obligations of any of the parties hereto may be assigned without the prior written consent of the other party hereto, which consent will not unreasonably be withheld.

8.5 Notices. All notices, requests, demands and other communications required or permitted to be given hereunder will be by hand-delivery, certified or registered mail, return receipt requested; fax, or overnight courier to the parties set forth below. Such notices will be deemed given at the time personally delivered, if delivered by hand; at the time received, if sent by overnight courier or certified or registered mail; and when sent if faxed.

If to Seller:  Panier S.A.
30486 SMB,
Grand Cayman,
Cayman Islands,, British West Indies,
Attn: Deirdre Billes

If to Buyer:   LITEWAVE CORP.
Suite 402, 609 West Hastings Street
Vancouver, B.C.
V6B 4W4
             Attention: Mr. Ian D. Lambert, President

8.6 Severability. If any of the provisions contained in this Agreement is invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions of this Agreement will not be in any way impaired.

8.7 Counterparts. This Agreement may be executed in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

8.8 Governing Law. This Agreement will be governed, construed and enforced in accordance with the internal laws of the State of Nevada, excluding any choice of law rules which may direct the application of the laws of another jurisdiction.

8.9 Publicity. No notices to third parties or other publicity, including press releases, concerning any of the transactions provided for herein will be made by any party hereto unless planned and coordinated jointly among the parties, except to the extent otherwise required by law.

8.10 No Third Party Beneficiaries. Nothing in this Agreement is intended nor will it be construed to give any person, firm, corporation or other entity, other than the parties hereto and their respective successors and permitted assigns, any right, remedy or claim under or in respect of this Agreement or any provisions hereof.

IN WITNESS WHEREOF, this Agreement has been duly executed by the parties as of the date first written above.

PANIER S.A.

________/s/ Deirdre Billes _______
By Deirdre Billes, Chief Executive Officer

LITEWAVE CORP.

______/s/ Ian D. Lambert __________
By Ian D. Lambert, President, Chief Executive Officer

Schedule 1

Purchased Assets


All software produced and provided pursuant to the AHD contract as set out in paragraph 1 hereto and delivered to Travel Ties Limited


Travel Ties Agreements Signed

Portals

I belong - 40 million members

My Association - 11 million members
Effinity     - 31,000,000

Associations

National Society of Professional Engineers   62,000 members
Sigma Xi....................................................     91,000
members
( expires Dec 2000)
Kiwanis International ...............................       500,000 members
(including Key club)
Lions International....................................     1,400,000 members
(world wide)
Animal Behavior Society...........................          3,000 members
Shop Talk................................................. 500,000 members
Passport to Wealth........................................  50,000 members
American Consumer Alliance......................       1,000,000 members
American Life League....................................    600,000 members
University of Toronto....................................   325,000 members
WFYI............................................................  50,000
members
ITRS                ......................................... 300,000 members
Affinity Membership ...............................    30,000,000 members

Verbal waiting signed agreements
Sierra Club        ........................................ 600,000 members
American Motorcyclist Association ..........      325,000 members


Exhibit 10.11  6% Convertible Debenture between Litewave Corp.
               and Panier, SA dated February 16, 2001.

DEBENTURE

1.   COMPANY'S PROMISE TO PAY

FOR VALUE RECEIVED, the undersigned, LITEWAVE CORP., incorporated in Nevada, USA, whose registered office is 11300 West Olympic Blvd., Suite 800, Los Angeles, CA 90064 (the "Company"), promises to pay to the order of PANIER S.A., having a place of business at Design House, Providenciales, Turks & Caicos, British West Indies (the "Holder'), the principal sum of Five Million, Four Hundred and Twenty Five Thousand, Six Hundred and Ninety Four Dollars and Ninety Five Cents ($5,425,694.95), together with simple interest at the rate of six percent (6%) per annum, to be calculated not in advance from February 16, 2001.

The entire outstanding principal balance of this Debenture and all accrued and unpaid interest thereon shall be due and payable in full upon the date of completion of a secondary public offering that includes a provision for such use of funds. Otherwise, payments shall be made on an incremental basis, commencing once the Company has obtained a financial position of positive net earnings before interest, dividends, taxes and amortization ("Positive Cash Flow") based on audited financial statements of the Company.

At the point of Positive Cash Flow, the Company shall incrementally make payments toward the outstanding principal balance of this Debenture and all accrued and unpaid interest in the amount of fifteen percent (15%) of the Positive Cash Flow ("Amount Due"), each time the Amount Due totals US $100,000.

2. CONVERSION PRIVILEGE

Further to clause 1, the Holder may convert the Amount Due (in $100,000 increments) to common shares of the capital stock of the Company at US $1.00 per share (the "$1.00 Conversion Shares"). The conversion privilege is exercisable at the Company's discretion as each $100,000 Amount Due becomes payable to the Holder, if the market price exceeds the conversion price by 25% or greater. In the alternative, the Holder can choose conversion or to receive a cash settlement for the Amount Due. The Company undertakes to file a Registration statement in a timely fashion, disclosing all terms and conditions of the conversion privilege of this Debenture, allowing the $1.00 Conversion Shares to be properly sold by the Holder as freely tradable.

3.   PLACE OF PAYMENT

All payments of principal and/or interest will be made at the office of the Holder, its designated bank or at such other place or to such account as the Holder may from time to time designate in writing, in lawful currency of the United States of America without deduction for or on account of any present or future taxes, duties or other charges levied, or imposed on this Debenture hereof, or upon the Company or Holder by any government, or any instrumentality, authority political subdivision thereof. The Company agrees, upon the request of the Holder to pay all such taxes, duties and other charges in addition to principal and interest on this Debenture. Failure to do so shall constitute a default under the terms of this Debenture.

4.   PREPAYMENT

The Company may repay this Debt in whole or in part at anytime without premium or penalty. All prepayments in whole or in part of principal on this Debenture shall include interest through the date at prepayment on the principal amount being prepaid. Any partial prepayment shall not postpone the due date or amount of any subsequent payment unless Holder shall otherwise agree in writing, in Holder's sole discretion. The Company acknowledges and agrees that any loan discount points and/or loan fee shall be earned by and due and payable to Holder notwithstanding any prepayment of this Debenture. All payments shall first be applied to all accrued and unpaid interest and then principal due in the inverse order of maturity. Amounts prepaid may not be redrawn.

5.   LOAN CHARGES

Notwithstanding any provision in this Debenture, or in any instrument now or hereafter relating to or securing the within indebtedness in the event the total liability for payments of interest (Including, without limitation, all charges. fees, exactions or other sums which may at any time be deemed to be interest) is in excess of those lawfully collectible as interest for the period in question shall, without further agreement or notice by, between, or to any party hereto, be applied to the reduction of principal balance immediately upon receipt of such sums by the Holder, with the same force and effect as though the Company had specifically designated such excess sums to be so applied to the reduction of the principal balance arid the Holder had agreed to accept such sums as a premium-free payment of principal; PROVIDED, HOWEVER. that the Holder may at any time and from time to time, elect, by notice in writing to the Company, to waive, reduce, or limit the collection of any sums in excess of those lawfully collectible as interest rather than accept such sums as a prepayment of the principal balance. It is the intention of the parties that the Company does not intend or expect to pay nor does the Holder intend or expect to charge, accept or collect any interest under this Debenture, which would be in breach of the regulations promulgated under the Interest and Credit Charges (Regulation) Act 1975 as amended.

6.   COMPANY'S DEFAULT, REMEDIES

(A) Time is of the essence hereof, It any payment of principal or of interest on this Debenture or any other sum due hereunder is not paid within sixty (60) days after the same becomes due, the amount thereof shall thereafter, pursuant to clause 5, bear default interest up to but not exceeding the maximum rate of interest permitted by law. If any default shall occur hereunder and such default shall continue beyond any applicable grace period provided therein, then the Holder, at its option and without further notice, demand or presentment for payment the undersigned or others, may declare immediately due arid payable the outstanding principal balance of this Debenture together with all accrued arid unpaid interest thereon to the date of default and together with interest thereafter at the maximum rate permitted by law together with all costs and fees, including reasonable attorney fees and court costs (through and including any and all collection, trial, appellate and administrative procedures) incurred by the Holder in collecting or enforcing payment thereof, and all other sums due hereunder, anything herein to the contrary notwithstanding and payment thereof may be enforced and recovered In whole or in part at any time by one or more of the remedies provided to the Holder in this Debenture.

(B) Demand, presentment, notice of dishonour, protest and extension of time of payment are hereby waived by all makers, sureties, guarantors and endorsers hereof, and each of such parties hereby agrees to all modifications, renewals, any number of extensions of time for payment of this Debenture, release of other persons or entities obligated under this Debenture and release of any security for this Debenture, all without further notice, and agree that any such activities shall not release any such parties not expressly released in writing. This Debenture shall be the joint arid several obligation of each of the parties named as Company herein, and all sureties, guarantors and endorsers of this Debenture, and shall be binding upon them and their legal representatives, successors and assigns.

(C) The remedies of the Holder provided herein shall be cumulative and concurrent and may be pursued singly, successively or together, at the sole discretion of the Holder, and may be exercised as often as occasion therefor shall occur and the failure to exercise any right or remedy shall in no event be construed as a waiver or lease thereof. The Holder shall not be deemed, by any act of omission or commission to have waived any of its rights or remedies hereunder unless such waiver is in writing and signed by the Holder, and then only to the extent specifically set forth in the writing.

(D) The Company and all others who are, or may become liable for the payment hereof, expressly agree that the Holder shall not be required first to institute any suit or to exhaust its remedies against the Company or any other person or party to become liable hereunder In order to enforce the payment of this Debenture; and expressly agree that, notwithstanding the occurrence of any of the foregoing (except the express written release by the Holder of any such person) the Company shall be and remain, directly and primarily liable for all sums due under this Debenture.

7.   SECURITY

The Company shall, as security for payment of all sums due hereunder, charge in favour of the Holder by way of fixed charge, all its present and future right, title, interest and benefit in the Booking Engine Software or any of Its extensions or any of its derivatives. including but not limited to all know-how, licences, patents, copyrights, trademarks, service marks, design, business names and other Intellectual property monopoly rights and any interests (including by way of licence) in any of the foregoing (in each case whether registered or not and including all applications for same).

In addition the Company, shall as security for payments of all sums due hereunder, charge in favour of the Holder by way of fixed charge, all its assets, Including but not limited to all present and future contracts, agreements and alliance partnerships, data bases, user bases, receivables, hard and soft dollar marketing support, physical equipment as defined in the asset register, royalty payments. present and future, from any third parties reselling all or part of any of the intellectual property, licensing rights, commissions and overrides, and all and any goodwill that enures to the Company or the Company's business.

8.    GIVING NOTICE

(A) Notices or other communications required to be given pursuant to this Debenture by either the Company or the Holder to the other shall be in writing and shall be sufficiently given If personally delivered or if sent:

(I) by first class mail, postage prepaid to the address set forth herein of the party to which the notice or communications is being given, or to such other address as such party shall communicate to the party giving the notice or communication; or

(II) by facsimile transmission to the correct number of the party to which It is being sent.

(B) Every notice or communication given in accordance with this clause shell be deemed to have been received as follows:

     Means of Dispatch   Deemed Received

     Personal Delivery   On delivery
     First Class Post    Five (5) business days after posting
     Facsimile One (1) business day after faxing

9.   MISCELLANEOUS

(A) No modification of any provision a! this Debenture shall be binding unless the same Is evidenced in writing duly executed by or on behalf of the Company and the Holder.

(B) Whenever used, the singular shall include the plural, the plural shall include the singular, the use of any gender shall be applicable to all genders, and the words Company and Holder, shall be deemed to include the respective heirs, personal representatives, successors and assigns of the Company and Holder.

(C) It is expressly understood and agreed that the Holder shall never be construed for any purpose as a partner, joint venturer, co-principal or associate of the Company or of any person or party claiming by, through or under the Company in the conduct of their respective businesses.

10.  TRUE INTENTION

This Debenture embodies our true intention in the matter of acquiring moneys to advance the joint interest of all parties. associates, etc. of LiteWave Corp. and all its holding companies, affiliates or other operating entities.

11.  GOVERNING LAW AND JURISDICTION

This Debenture shall by governed by and construed in accordance with the laws of the State of Nevada. All parties irrevocably agree that the courts of Nevada are to have exclusive jurisdiction to settle any dispute which may arise out of or in connection with this Debenture. This sub-clause is for the benefit of the Holder and shall not limit its right to take proceedings in any other Court of competent Jurisdiction.

12. EXECUTION

This Debenture may be executed in counterparts and by facsimile, each of which will be deemed to be an original, but all of which together will constitute one and the same instrument.

IN WITNESS WHEREOF, Company has executed this Debenture as a deed on the date written above,

LITEWAVE CORP.

Per: _/s/ Ian Lambert_____
         Authorized Signatory



THE CONDITIONS REFERRED TO IN THE DEBENTURE ANNEXED HERETO

The Company hereby covenants and agrees with the Holder as follows, namely:

1. This Debenture is issued in accordance with the resolutions of the Directors of the Company, and all other matters and things have been done and performed so as to authorize and make the creation and issue of this Debenture and the execution thereof legal and valid and in accordance with the requirements of the laws relating to the Company and all other statutes and laws in that behalf.

2. The holder hereof (herein called the "Holder") and its respective legal representatives, successors and assigns will be regarded as exclusively entitled to the benefit of this Debenture, and all persons may act accordingly; but the Company is not bound to recognize any trust or equity affecting the ownership of this Debenture or the moneys hereby secured.

3. Subject to Section 4, the principal, interest and other moneys hereby secured will be due and payable and the security hereby constituted will be enforceable immediately upon the happening of any one or more of the following events, namely:

(a) If the Company defaults in payment of the principal of this Debenture when the same becomes due and payable;

(b) If the Company defaults in payment of any interest due on this Debenture and any such default continues for a period of 7 days;

(c) If the Company becomes insolvent or bankrupt or subject to the provisions of the Winding-Up Act or the Bankruptcy Act, or goes into liquidation, either voluntarily or under an order of a court of competent jurisdiction, or makes a general assignment for the benefit of its creditors, or otherwise acknowledges its insolvency;

(d) If an encumbrancer takes possession of the property of the Company or any part thereof or if a receiver or receiver-manager of the property of the Company is appointed;

(e) If any process of execution is levied or enforced upon or against any of the property of the Company and remains unsatisfied for a period of eight days as to personal property or three weeks as to real property, unless such process is in good faith disputed by the Company and nonpayment does not jeopardize the title to the property of the Company or the lien hereby created or in any way impair the security intended to be created hereby;

(f)  If the Company fails to

(i) pay taxes, rates, charges, rents payable on leasehold property, or other charges of a like nature, whether governmental or otherwise, assessed or payable in respect of the property of the Company (if the same be essential to efficient operation), unless the validity thereof is in good faith contested by the Company on the basis of a valid defense, or

(ii) observe and perform any of the covenants in any lease, licence, concession, or agreement whereby any property or right of the Company (if the same be essential to efficient operation) may become liable to forfeiture, and any such failure continues either for a period of 60 days or for such shorter period as would at any time, if continued, render any property essential to the efficient operation of the Company liable to forfeiture;

(g) If the Company carries on any business that it is restricted from carrying on by its Memorandum;

(h) If the Company defaults in observing or performing any other covenant or condition of this Debenture on its part to be observed or performed, and if such default is not cured within a period of 30 days following the giving of notice of default to the Company;

(1) If the Company ceases or threatens to cease to carry on its business, or if the Company commits or threatens to commit any act of bankruptcy;

(j) If the funds advanced to the Company by the Holder of the Debenture are not used for the purposes disclosed to the Holder;

(k) If the statutory declaration of the President, or any other officer or director of the Company, delivered with this Debenture contains any misstatement.

4. The Holder may waive any breach by the Company or any provisions contained in this Debenture or any default by the Company in the observance or performance of any covenant or condition required to be observed or performed by the Company under the terms of this Debenture; but no act or omission of the Holder in the premises will extend to or affect any subsequent breach or default or the rights resulting therefrom.

5. If the security hereby constituted becomes enforceable, the Holder may by instrument in writing appoint any person or persons, whether an officer or officers or employee or employees of the Holder or not, to be a receiver or receivers of the property and assets hereby charged, and may remove any receiver or receivers so appointed and appoint another or others in his or their stead.

Any receiver or receivers so appointed will have the power:

(a) to take possession of, collect and get in the property charged by this Debenture and for that purpose to take any proceedings in the name of the Company or otherwise;

(b) to carry on or concur in carrying on the business of the Company and for that purpose to raise money on the property charged in priority to this Debenture or otherwise;

(c) to sell or concur in selling any of the property charged by this Debenture after giving to the Company at least seven days' notice of his or their intention to sell, and to carry any such sale into effect by conveying in the name or on behalf of the Company or otherwise; and

(d) to make any arrangement or compromise which he or they may think expedient in the interest of the Holder.

To enable any receiver so appointed to exercise the power granted to him by this Section 5, the Company hereby appoints each such receiver to be its attorney to carry out the sale of any of the property charged hereby by conveying in the name of and on behalf of the Company and under his own seal.

Any deed or other instrument signed by any such receiver under his seal pursuant hereto will have the same effect as it were under the corporate seal of the Company.

No purchaser at any sale purporting to be made by such receiver pursuant hereto will be bound to enquire whether any notice required hereunder has been given or otherwise as to the propriety of sale or regularity of its proceedings or be affected by notice that no default has been made or continues or notice that the sale is otherwise unnecessary improper or irregular; and despite any impropriety or irregularity or notice thereof to any purchaser the sale as regards such purchaser will be deemed to be within the aforesaid powers and be valid accordingly, and the remedy (if any) of the Company in respect of any impropriety or irregularity whatsoever in any such sale will be in damages only.

Any receiver so appointed will be deemed to be the agent of the Company, and the Company will be solely responsible for his acts or defaults and for his remuneration and expenses, and the Holder will not be in any way responsible for any misconduct or negligence on the part of any such receiver.

All moneys received by such receiver after providing for payment of charges ranking prior to this Debenture and for all costs, charges and expenses of or incidental to the exercise of any of the powers of such receiver will be applied firstly in or towards satisfaction of the principal of this Debenture and secondly in payment of interest.

The term "receiver" as used in this Section 5 includes a receiver-manager.

The rights and powers conferred by this Section 5 are supplemental to and not in substitution for any rights the Holder may from time to time have.

6. The Company will pay to the Holder on demand the amount of all expenses including, without limiting the generality of the foregoing, all legal fees (on a solicitor and client basis) and other costs, charges and expenses incurred by the Holder relating to the creation and registration of this Debenture, or in recovering or enforcing payment of the moneys hereby secured, or in realizing upon this Debenture or any other securities for such moneys or in taking possession of or protecting or realizing upon any property comprised in any such security, all of which together with interest thereon at the rate provided for in this Debenture will be secured hereby, and in default of payment thereof all remedies hereunder and at law and in equity will be exercisable.

7. This Debenture is to be treated as a negotiable instrument and all persons are invited by the Company to act accordingly.

8. This Debenture is in addition to and not in substitution for any other security now or hereafter held by the Holder.

9. Any notice given by the Holder in connection with this Debenture may be given by delivering same or by sending the same by prepaid registered post addressed to the Company at 609 West Hastings Street, Suite 402, Vancouver, British Columbia V6B 4W4 and any notice given by the Company in connection with this Debenture may be given by delivering the same or by sending the same by prepaid registered post addressed to the Holder at Design House, Providenciales, Turks & Caicos, British West Indies, (or at such other address as may from time to time be substituted therefor by notice in writing given by the Company to the Holder or the Holder to the Company, as the case may be.) Any notice so delivered will be deemed to have been received by the Company or the Holder as the case may be, upon delivery, and any notice so mailed will be deemed to have been received by the Company or the Holder as the case may be, on the fourth business day following the day on which it was so mailed, but any notice given during a strike or other labour disturbance at the Post Office will be delivered and not mailed.

10. The Holder, in addition to any other powers given to it or him, has the power:

(a) To release any property of the Company from the charge created by or pursuant to this Debenture;

(b) To agree to any modification, compromise, release or waiver of the rights of the Holder against the Company or against its property, whether such rights arise under this Debenture or otherwise; and

(c) To accept any other properties or securities in substitution for this Debenture.

11.  The Company will at all times during the currency of this Debenture.

(a) Maintain its corporate existence and, subject to all the provisions herein contained, diligently preserve all the rights, powers, privileges and good will owned by it;

(b) Insure and keep insured all of its property and assets which are of an insurable nature, and pay the premiums for all such insurance, and on request deliver to the Holder the policy or policies of such insurance with loss thereunder made payable to the Holder as the case may be;

(c) Duly and punctually pay, perform and observe all rent, taxes, local improvement rates, assessments, covenants and obligations whatsoever which ought to be paid, performed or observed by the Company in respect of all of the property hereby charged;

(d) Maintain and preserve the property hereby charged in good order and repair;

(e) Fully and effectually register this Debenture in all jurisdictions and places where the Company carries on business or registration is required, and otherwise maintain and keep maintained the security hereby created as valid and effective security;

(f) Pay duly and punctually all taxes, levies and assessments, and all debts and obligations to labourers, workmen, employees, contractors, sub-contractors, suppliers of material and others which, if unpaid, might, under the laws of any jurisdiction in which the Company operates, have priority over the security hereby created or any part thereof;

(g) Make all payments and perform each and every covenant, agreement and obligation under any lease now held or hereafter acquired by the Company and any mortgage, debenture, trust deed, or agreement charging any property or assets of the Company as and when the same are required to be paid or performed.

12. The Company will not any time during the currency of this Debenture, without the prior written consent of the Holder:

(a) Alter its Memorandum by altering any restriction upon the business carried on or to be carried on by the Company, or upon its powers;

(b) Become guarantor of any obligation, or become endorser in respect of any obligation, or otherwise become liable upon any note or other obligation, other than in the normal course of the Company's business.

(c) other than in respect of Permitted Encumbrances, grant any mortgage, charge, lien or encumbrance, whether fixed or floating, against the assets of the Company or any part thereof, ranking in priority to or pan passu with the charges hereby created.

13. "Permitted Encumbrances" means as of any particular time in respect of any particular assets of the Company, any of the following encumbrances:

(a) Liens for current taxes not delinquent or security for taxes, levies or other similar assessments not at the time due or delinquent or the validity of which are being contested in good faith and in respect of which the Company has set aside on its book reserves deemed by it to be adequate therefor;

(b) Liens in respect of pledges or deposits in connection with surety, performance, appeal or similar bonds incidental to the conduct of litigation and mechanics, labourers, carriers, builders, repairers, warehousemen' s and materialmen's and similar liens not then delinquent or being contested in good faith and liens in connection with any applicable workers' age pension legislation not then delinquent or being contested in good faith and in respect of which the Company has set aside on its books reserves deemed by it to be adequate therefor;

(c) Liens given in the normal course of business to procure or secure surety, reclamation or performance bonds, or good faith deposits in connection with bids, tenders, leases or contracts (other than for the borrowing of money or for the repayment of money borrowed) and in respect of which the Company has set aside on its books reserves deemed to it to be adequate therefor;

(d) Liens - in respect of minor encumbrances, including, without limitation, easements, rights-of-way, servitudes, or other similar rights in real property granted to or reserved by other persons, water rights, water powers, hydraulic powers, water licenses, water records and other rights to use water and/or water powers and/or hydraulic powers, rights-of-way for sewers, electric lines, telegraph and telephone lines and other similar purposes or zoning or other restrictions as to the use of real properties, which encumbrances, easements, servitudes, rights-of-way, other similar rights and restrictions do not in the aggregate materially detract from the value of the said properties or materially impair their use in the operation of the business of the Company and its subsidiaries;

(e) Liens in respect of reservations, limitations, provisos and conditions, if any, expressed in any original grants from the Crown;

(f) Liens in respect of title defects or irregularities which are of a minor nature and in the aggregate will not materially impair the use of the property and assets of the Company and its subsidiaries for the purposes for which such property and assets are held by the Company and its subsidiaries in respect of which the Company has set aside on its books reserves deemed by it to be adequate therefor;

(g) Liens and privileges arising out of judgments or awards with respect to which the Company or any subsidiary shall be prosecuting an appeal or proceedings for review and with respect to which it shall have secured a stay of execution pending such appeal or proceedings for review and in respect of which the Company has set aside on its books reserves deemed by it to be adequate therefor;

(h) The right reserved to or vested in any municipality or governmental or other public authority by the terms of any lease, licence, franchise, grant or permit acquired by the Company, or by any statutory provision, to terminate any such lease, license, franchise, grant or permit, or to require annual or other periodic payments as a condition for the continuance thereof;

(i) Security given by the Company to a public utility or any municipality or governmental or other public authority when required by such utility or municipality or governmental or other public authority in connection with the operations of the Company all in the ordinary course of its business;

(j) any other liens of a similar nature to the foregoing which do not materially and adversely impair the operation of the business of the Company and its subsidiaries.

14. The Company, not being in default in any payment hereunder or in the observance or performance of any covenant or condition herein contained, and subject to the conversion rights described in this Debenture, is entitled at any time to redeem this Debenture upon 30 days notice in writing by paying to the Holder the full principal amount hereof outstanding together with accrued interest to date of payment, whereupon the Holder will, at the request and at the expense of the Company, cancel and discharge the charges of this Debenture and execute and deliver to the Company such deeds and other instruments as may be requisite to satisfy the charges hereby constituted.

15. Neither the taking of any judgment nor the exercise of any power of seizure or sale will operate to extinguish the liabilities of the Company to make payments of the principal moneys and interest hereby secured nor will the same operate as a merger of any covenant or affect the right of the Holder to interest at the rate hereinbefore provided.

16. This Debenture and all its provisions enure to the benefit of the Holder and it successors and assigns (as the case may be), and are binding upon the Company and its successors and assigns.

17. When the context hereof makes it possible, the word "person" includes and body corporate or politic, and words in the singular include the plural, the words importing the masculine gender include females and any body corporate or politic.