Form 10-Q
period 2001-06-30
LITEWAVE CORP
filed 2001-08-20
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                FORM 10-QSB

  (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2001

                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                       Commission File No. _________


                              LITEWAVE CORP.

-------------------------------------------------------------------
              (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                             95-4763671
(State or other Jurisdiction                             (IRS Employer
of Incorporation or Organization)                  Identification No.)


11300 W. Olympic Boulevard, Suite 800, Los Angeles, CA          90064
(Address of Principal Executive Offices)                    (Zip Code)


Issuer's Telephone Number                               (877) 519-5178


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

      As of June 30, 2001: 8,802,224 shares of common stock were outstanding.

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

            SIGNATURES

                                  PART I

  ITEM 1.  FINANCIAL STATEMENTS

                           LITEWAVE CORP.
                    (A Development Stage Company)

                        FINANCIAL STATEMENTS
                 (Unaudited Prepared by Management)

                           JUNE 30,  2001

       (format change)
                                        LITEWAVE CORP.
                                   (A Development Stage Company)
                                           BALANCE SHEETS
                                 (Unaudited Prepared by Management)

                                          June 30,              December 31,
                                          2001                  2000
ASSETS

Cash and cash equivalents                                         $    2,109
Accounts receivable                        $   11.636                  8,871
Prepaid expenses                               83,903
                                          -----------           ------------
Total current assets                           95,539                 10,980

Advances receivable (Note 3)                  119,093                 30,969

Intellectual and property rights (Note 4)       1,000
                                          -----------           ------------
Total assets                               $  215,632             $   41,949
                                          ===========           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Bank indebtedness                     $    9,161             $    4,771
     Accounts payable and
       accrued liabilities                     72,635                113,667
     Note payable (Note 5)                        -                  172,172
     Due to related party (Note 6)             25,000                    -
                                           -----------           ------------
                                              106,796                285,839
                                           -----------           ------------
Stockholders' deficit
     Capital stock (Note 7)
          Authorized
            100,000,000 common shares
            with a par value of $0.001
            (December 31, 2000 - 25,000,000)
          Issued
            8,802,224 common shares
            (December 31, 2000
            6,000,000 common shares)            8,802                  6,000
     Additional paid in capital             1,859,448              1,047,340


     Deficit accumulated during
       the development stage               (1,759,414)            (1,297,230)
                                           -----------           ------------
Total stockholders' deficiency                108,836               (243,890)
                                           -----------           ------------
Total liabilities
   and stockholders' deficiency            $  215,632              $  41,949
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



                                           LITEWAVE CORP.
                                   (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                                 (Unaudited Prepared by Management)

                            Cumulative
                           Amounts From
                           Inception on      Three Month Period Ended    Six Month Period Ended
                            June 30, 1989    June 30,     June 30,       June 30,      June 30,
                         to June 30, 2001    2001         2000           2001          2000

EXPENSES
  Accounting and legal        $165,434       $  21,395    $  9,603       $ 55,833      $ 15,752

  Consulting                   490,855          97,428      13,500        139,966        24,750

  General and
    administrative              70,139           7,626         750          9,146         1,663

  Marketing and
    promotion                   47,957           1,284          -           1,284            -

  Rent                          40,329           1,369       1,319          2,744         2,350

  Salaries, Benefits            26,369             -            -              -             -

  Stock-based compensation     141,955             -            -         141,955            -

  Telephone, Utilities          46,313           5,118         832          6,033         1,606

  Transfer Agent, Filing Fees   20,727           2,462         399          5,081         1,082

  Travel                       249,575          24,509          -          38,059            -

  Website Development           44,792          30,729          -          31,114           757

  Write-down of capital assets 353,000             -            -              -             -

  Write-down of advances
    receivable (Note 3)         60,969             -            -          30,969            -
                             ----------      ---------     --------      ---------      --------
 Loss for the period       $(1,758,414)      $(201,920)   $(26,403)      $(462,184)    $ (47,960)
                           ============      ==========   =========      =========     =========

Basic and dilutive loss per share            $  (0.02)    $  (0.01)      $  (0.06)     $  (0.02)
                                             ==========   =========      =========     =========


Weighted average number of
  common shares outstanding                  8,388,428    2,538,500      8,388,928     2,519,250
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

                                           LITEWAVE CORP.
                                   (A Development Stage Company)
                           STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                 (Unaudited Prepared by Management)

                                                                     Deficit
                                                                     Accumulated
                              Capital Stock            Additional    During the
                         ---------------------         Paid-in       Development
                         Shares         Amount         Capital       Stage               Total

Balance, December 31,
 1997                    2,000,000    $  2,000       $    -         $   (2,000)        $     -
  Shares issued for
    services               500,000         500            840              -             1,340

  Loss for the year            -           -              -             (2,020)         (2,020)
                         ---------    ---------       ----------      ----------      ----------

Balance, December 31,
  1998                   2,500,000       2,500            840           (4,020)           (680)

  Loss for the year            -           -              -         (1,064,085)     (1,064,085)
                         ---------   ---------       ----------      ----------       ----------

Balance, December 31,
  1999                   2,500,000       2,500            840       (1,068,105)     (1,064,765)

Shares issued on settlement
 of note payable         3,500,000       3,500       1,046,500             -         1,050,000

Loss for the year              -           -               -          (229,125)       (229,125)
                        ---------      ---------     ----------      ----------      ----------
Balance, December 31,
  2000                   6,000,000    $  6,000     $ 1,047,340    $ (1,297,230)      $(243,890)

Shares issued on settlement
 of note payable           900,000         900         179,100             -         180,000

Stock-based compensation for
 options issued to consultants
 and non-employees             -           -           141,955             -           141,955

Shares issued to consultants for
 settlement of debts and services
 to be rendered          1,048,474        1,048        236,147             -           237,195

Shares issued to directors
 for settlement of debts and
 services rendered         303,750         304          60,446             -            60,750

Shares donated              10,000          10             -               -                10

Warrants exercised         300,000         300          74,700             -            75,000

Shares issued for cash     240,000         240         119,760             -           120,000

Loss for the period            -           -               -          (462,184)       (462,184)
                         ---------      ---------     ----------      ----------       ---------
Balance, June 30, 2001   8,802,224    $  8,802     $ 1,859,448     $(1,759,414)       $108,836
                         =========    =========     ===========     ===========        =========

The accompanying notes are an integral part of these financial statements.

                                           LITEWAVE CORP.
                                   (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                 (Unaudited Prepared by Management)


                                             Cumulative
                                             Amounts From        Six Month           Six Month
                                             Inception on        Period Ended        Period Ended
                                             June 30, 1989       June 30,            June 30,
                                             to June 30, 2001    2001                2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Loss for the period                         $(1,758,414)        $(462,184)          $(47,960)
 Adjustment to reconcile loss to net
  cash used in operating activities:
  Write-down of capital assets                   353,000               -                  -
  Write-down of advances receivable               60,969            30,969                -
  Issuance of common stock for services          109,730           108,390                -
  Issuance of common stock for donation               10                10                -
  Stock-based compensation                       141,955           141,955                -

 Changes in non-cash working capital items
  Increase in receivables                        (11,636)           (2,765)              (711)
  Increase in prepaid expenses                   (84,903)          (84,903)               -
  Increase (decrease)in accounts payable
    and accrued liabilities                      262,190           148,523             (4,583)
                                                ---------         --------            --------
 Net cash used in operating activities          (927,099)         (120,005)           (53,254)
                                                ---------         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Indebtedness                                9,161             9,161                -
  Issuance of Common stock                       196,000           195,000             55,696
  Note payable                                 1,230,000             7,828                -
  Due to related party                            25,000            25,000                -
                                               ---------          --------            --------
Net cash provided by financing
  activities                                   1,460,161           236,989             55,696
                                               ---------          --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances receivable                          (180,062)          (119,093)               -
  Acquisition of capital assets                (353,000)               -                  -
                                               ---------          --------            --------

  Net cash used in investing activities        (533,062)          (119,093)               -
                                               ---------          --------            --------
Change in cash and cash equivalents
  for the period                                  -                 (2,109)             2,442
Cash and cash equivalents,
  beginning of period                             -                  2,109             (4,771)
                                              ---------           --------            --------

Cash and cash equivalents,
  end of period                                   -                   -                (2,329)
                                              =========           ========            =========

Cash paid during the period for:
  Interest                                   $    -               $   -               $   -
  Income taxes                                    -                   -                   -
                                              =========           ========            =========

The accompanying notes are an integral part of these financial statements.

       (format change)
                              LITEWAVE CORP.
                       (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
                                (Unaudited)
                               JUNE 30, 2001


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc. and issued 10,000 common shares for cash proceeds of $1,000. On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' deficit and cash flows at June 30, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.


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
                                                     June 30,   December 31,
                                                        2001         2000

Deficit accumulated during the development stage   $(1,759,414) $(1,297,230)

Working capital (deficiency)                           (11,257)    (274,859)

3.   ADVANCES RECEIVABLE

     a) As at December 31, 2000, the Company had advances receivable from Air Armor Inc. of $30,969. The advances receivable were unsecured, non-interest bearing with no fixed terms of repayment. During the period ended June 30, 2001, management determined the amount uncollectable and, accordingly, the amount has been written-off to operations.

     b) During the current period, the Company resolved to enter into an agreement to acquire all the issued and outstanding common stock of Travel Ties Inc. ("Travel Ties") in exchange for the issuance of 16,000,000 restricted shares of common stock of the Company. Of the 16,000,000 shares, 10,000,000 will be held in escrow and released on the basis of one share for each $1 of Net Earnings of the Company. In anticipation of this transaction, the Company has advanced $119,093 to Travel Ties. The advances are unsecured, non-interest bearing with no fixed terms of repayment.

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

                              LITEWAVE CORP.
                       (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
                                (Unaudited)
                               JUNE 30, 2001

There is no guarantee that either of these events will occur. Accordingly, the intellectual and property rights to the Booking Engine Software technology have been recorded at a cost of $1,000 being the amount of cash consideration paid to date.

5.   NOTE PAYABLE

     The note payable was unsecured and non-interest bearing with no fixed terms of repayment. During the period ended June 30, 2001, $180,000 of the note payable was converted into 900,000 shares of common stock of the Company at an agreed value of $0.20 per share.

     The fair value of the note payable was not determinable as it has no fixed terms of repayment.

6.   DUE TO RELATED PARTY

     Amounts due to a company controlled by a director of the Company are unsecured, non-interest bearing and have no fixed term of repayment.

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

 In January, 2001, the Company issued 303,750 shares of common stock at an agreed value of $0.20 per share to directors of the Company for settlement of accounts payable and services to be rendered of $60,750. The Company also issued to these directors 303,750 non-transferable share LITEWAVE CORP.
                       (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
                                (Unaudited)
                               JUNE 30, 2001

purchase warrants entitling the holder to purchase one share of common stock at a price of $0.25 per share expiring in two years.

     In April 2001, the Company issued 400,000 shares of common stock at an agreed value of $0.20 to $0.30 per share to consultants of the Company for settlement of accounts payable and services rendered of $100,000. The Company also issued to these consultants 400,000 non-transferable share purchase warrants entitling the holder to purchase one common share of common stock at $0.37 per share expiring in two years.

     In April 2001, the Company issued 50,000 shares of common stock at an agreed value of $0.35 per share to a consultant of the Company for settlement of accounts payable and services rendered of $17,500.

     In May 2001, the Company issued 10,000 shares of common stock at an agreed value of $0.30 per share to a company as a charitable donation.

     In May 2001, the Company completed a private placement of 240,000 units at $0.50 per unit. Each unit consists of one restricted share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share expiring in six months.

     In May 2001, the Company issued 300,000 shares of common stock at an agreed value of $0.25 per share to a consultant for exercise of warrants.

     Warrants

     The following warrants were outstanding as of June 30, 2001:

                       Number          Exercise
                      of Shares          Price          Expiry Date

                       240,000        $   0.50        November 16, 2001
                       900,000        $   0.25        January 17, 2003
                       602,224        $   0.25        January 31, 2003
                       400,000        $   0.37        April 23, 2003








                              LITEWAVE CORP.
                       (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
                                (Unaudited)
                               JUNE 30, 2001

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

     c) On March 29, 2001, the Company granted 300,000 stock options to directors at an exercise price of $0.41 per share.

     Following is a summary of the stock option activity:

                                                              Weighted
                                                               Average
                                               Number         Exercise
                                              of Shares         Price

Outstanding, December 31, 2000                   -               -

Granted                                      1,355,000        $  0.33

Exercised                                        -               -

Cancelled                                        -               -

Outstanding, June 30, 2001                   1,355,000        $  0.33
                                            ==========         =======
Weighted average fair value of options
        granted during the current period                     $  0.33










                              LITEWAVE CORP.
                       (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
                                (Unaudited)
                               JUNE 30, 2001

     Following is a summary of the status of options outstanding at June 30, 2001:

                           Outstanding Options           Exercisable Options

                              Weighted
                               Average     Weighted                 Weighted
                              Remaining     Average                  Average
                             Contractual   Exercise                 Exercise
Exercise Price        Number    Life        Price        Number       Price

  $ 0.275            730,000    4.6 years    $ 0.275     292,000      $0.275
  $ 0.37             100,000    4.7 years    $ 0.37      100,000      $0.37
  $ 0.41             125,000    4.7 years    $ 0.41      160,000      $0.41
  $ 0.41             300,000    4.8 years    $ 0.41      180,000      $0.41


8.   STOCK BASED COMPENSATION (cont'd.....)

     Compensation

     Included in stock options granted during the period are 605,000 options to consultants and non-employees which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the period ended June 30, 2001 was $141,955. This amount was allocated to the other expense categories in the accompanying statements of operations as consulting fees of $51,392 and professional fees of $90,563.

9.   RELATED PARTY TRANSACTIONS

     During the period ended June 30, 2001, the Company paid or accrued $94,250 (2000 - $24,750) in consulting fees to directors and to a company related by a common director.

     Included in accounts payable as at June 30, 2001 is $25,136 (December 31, 2000 - $23,750) due to directors of the Company.

     These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.


ITEM 2.  PLAN OF OPERATION

GENERAL

The Company is a development-stage company whose primary business is being a marketing company focused on providing value-added member benefits to affinity membership groups in the United States. LiteWave's new customer acquisition programs related to its affinity partners are structured to be sold to a wide range of consumer products and services companies.
LiteWave's marketing programs are being designed to help enrich affinity member's lives by providing them with convenience and savings not generally available to the public. LiteWave's distribution channels are being built upon networks of affinity group partners, including some of the most recognized memberships in the United States.

LiteWave's primary focus for the implementation of its business plan is through its relationship with affinity group partners. Affinity Groups are made up of university students (alumni clubs), charitable clubs (Lions, Rotary), business groups (Saga), common interest groups (Caravan Club, BMW Owners Club, Bass Anglers Association), professional organizations (American Bar Association, National Society of Professional Engineers), etc. Almost all affinity members join their group voluntarily. The reasons for joining range from business and professional purposes, through ideological alignment, to commonly held interests.

Affinity groups were chosen because they are easily identifiable (24,000 non-profit groups in the US alone, 380,000 worldwide). They offer access to a large captive audience, and want value-added services to justify membership fees, maintain enrolment, and attract new members. Most affinity groups need alternative revenue streams to add to their membership fee base in order to cover their costs of providing whatever organizational, charitable, professional or other purpose they stand for.

LiteWave's marketing focuses on affinity groups whose members have highly desirable demographics and disposable incomes. Based on a survey of members from several of its affinity groups, the average household income of LiteWave's affinity group members is $73,400. Over 87% are university-educated professionals; 85% are homeowners; 75% are between the ages of 25 and 54, 56% are men and 44% are women. Endorsement by the affinity group, along with regular promotion and advertising to its members encourages loyalty to partner's products and services.

LiteWave currently has direct long-term marketing agreements with 15 affinity groups totaling over 5.5 million members, including Lions International, Kiwanas, Sierra Club, National Society of Professional Engineers, American Life League, WFYI, Shop Talk, and various University Alumni Clubs. LiteWave also has affiliate marketing agreements with three umbrella groups totaling an additional 82 million members: Effinity, IBelong, My Association.

The Company is presently selling travel and consumer products and services directly to the members of the 15 affinity groups via the Internet and through direct advertising in the Affinity Group publications. Over the next 6 months, LiteWave expects to be able to increase its penetration rate with the 15 affinity group members, and target the development of travel portion of its business with members of umbrella groups. LiteWave's goal is to continue to add active affinity members throughout the U.S.

LiteWave is currently setting up its new business marketing team in New York City and undertaking plans to do the same in Europe. Within 3 months, the Company expects to add 15 new business marketing representatives who will be responsible for selling advertising / marketing programs to major consumer products and services companies. In conjunction with the expected launch of a new marketing team, LiteWave will open its New York City headquarters along with a satellite office in London.

On March 5, 2001, the Company announced that it entered into a letter of intent to acquire one hundred percent of the issued and outstanding shares of Travel Ties Inc., a Nevada corporation
("TTI") for 16 million shares. TTI has been the business of marketing benefit programs including an exhaustive portfolio of travel products through both traditional channels and the Internet.

Management of Litewave Corp., having undertaken further due diligence, has deemed that this acquisition was not providing the value and management experience originally expected. The Board of Directors has rescinded the letter of intent on June 19, 2001, having decided not to proceed any further at this time. Litewave will instead hire the necessary personnel and engage consultants required to provide the travel and marketing programs envisioned.

Mr. Michael Hardesty of New York, NY, was appointed to the Board of Directors and President on June 25, 2001. He is currently spearheading the development of the marketing programs for Litewave Corp. As a result, Mr. Ian Lambert, has been appointed to the position of Chief Operating Officer.

Mr. Bhupinder Singh of London, England, was appointed to the Board of Directors and Chief Executive Officer on July 3, 2001. Mr. Singh will be responsible for overseeing the provision of the travel services, as well as the expansion of the Company's marketing into Europe.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, until the acquisition of the Panier assets acquired during the first quarter, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At June 30, 2001, the
Company had a working capital deficiency of approximately $11,257 in Notes payable and bank indebtedness, including current payables of $76,118.
Since that date, sufficient shareholder loans have been advanced to cover the bank indebtedness and fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

On June 14, 2001, the Company issued 100,000 shares of common stock at a deemed value of $0.225 and 100,000 shares of common stock at a deemed value of $0.25 per share to consultants of the Company for settlement of accounts payable and services rendered of $47,500. The Company completed a private placement under Regulation D, Rule 506 in the amount of $120,000 by way of issuance of 240,000 common shares at $0.50 per share, together with 240,000 purchase warrants, exercisable at $0.50 for a period of six months.

Operational sources of revenue and potential revenue include selling commissions, and advertising and marketing fees. LiteWave's initial focus is the marketing of travel services and popular consumer products through traditional and online distribution channels. For the provision of this service, LiteWave receives competitive commissions (8 - 15%) of gross sales on all travel business and consumer products sold to its affinity members. Initial revenues have been received since July 1, 2001, and are expected to grow during the fourth quarter of 2001. After distribution to the affinity groups of 15% to 20% of the net commissions received, LiteWave's gross margins in this segment of the business are anticipated to be over 35% of revenue.

Advertising and marketing fees are derived from the sale of tailored customer-acquisition programs to major consumer products and services companies. Discounted offers of well-known consumer products and services will be offered to affinity members via traditional and on-line direct marketing. A typical contract will be valued at approximately $100,000 to $120,000 for a 6-month period. LiteWave's gross margins in this business are anticipated to be over 50% of revenue, with the first contracts being finalized and commenced during the third quarter of 2001.

Given that Litewave is still in the formative stages of this new business direction, if the Company is unable to obtain needed funds or generate anticipated revenues, it could be forced to curtail or cease its activities.

FORWARD-LOOKING STATEMENTS

The Registrant cautions readers that certain important factors may affect the Registrant's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this document or that are otherwise made by or on behalf of the Registrant. For this purpose, any statements contained in the Document that are not statements of historical fact may be deemed to be forward-looking statements. This quarterly report contains statements that constitute "forward-looking statements."
These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may,"
"will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Registrant, its directors or its officers with respect to, among other things: (i) trends affecting the Registrant's financial condition or results of operations for its limited history; (ii) the Registrant's business and growth strategies; (iii) the Internet, travel industry and affinity marketing commerce; and, (iv) the Registrant's financing plans.
Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Registrant's limited operating history, dependence on continued growth in the use of the Internet, the Registrant's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.


                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     NONE


ITEM 2.  CHANGES IN SECURITIES

     In April 2001, the Company issued 400,000 shares of common stock at an agreed value of $0.20 to $0.30 per share to consultants of the Company for settlement of accounts payable and services rendered of $100,000. The Company also issued to these consultants 400,000 non-transferable share purchase warrants entitling the holder to purchase one common share of common stock at $0.37 per share expiring in two years.

     In April 2001, the Company issued 50,000 shares of common stock at an agreed value of $0.35 per share to a director of the Company for settlement of accounts payable and services rendered of $17,500.

     In May 2001, the Company issued 10,000 shares of common stock at an agreed value of $0.30 per share to a company as a charitable donation.

      In May 2001, the Company completed a private placement consisting of 240,000 units at $0.50 per unit for $120,000 cash proceeds.
Each unit consists of one share of common stock and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share expiring in six months years.

     In May 2001, the Company issued 300,000 shares of common stock at an agreed value of $0.25 per share to a consultant for exercise of warrants.

      In June 2001, the Company issued 100,000 shares of common stock at a deemed value of $0.225 and 100,000 shares of common stock at a deemed value of $0.25 per share to consultants of the Company for settlement of accounts payable and services rendered of $47,500.

      On January 31, 2001, the Company granted 730,000 stock options under its Stock Option Plan to officers, director and employees at an exercise price of $0.275 per share.

     On February 22, 2001, the Company granted, under its
Stock Option Plan, 125,000 stock options to directors and 200,000 stock options to a consultant at an exercise price of $0.41 and $0.37 per share, respectively.

     On March 29, 2001, the Company granted 300,000 stock options under its Stock Option Plan to directors at an exercise price of $0.41 per share.

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


                            LITEWAVE  CORP.

/s/ Michael Hardesty                     Dated: August 16, 2001
    Michael Hardesty,
    President, Director

/s/ Ian Lambert                          Dated: August 16, 2001
    Ian Lambert,
    Chief Operating Officer, Director