Form 10QSB
period 2001-09-30
LITEWAVE CORP
filed 2001-11-20
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                FORM 10-QSB

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES AND EXCHANGE ACT OF 1934
            for the Quarterly period ended September 30, 2001

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

                   Issuer's Telephone Number
                         (604)233-6404


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

As of Sept. 30, 2001: 9,102,224 shares of common stock were outstanding.



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

            SIGNATURES










PART I

ITEM 1.  FINANCIAL STATEMENTS

                         LITEWAVE CORP.
                 (A Development Stage Company)
                      FINANCIAL STATEMENTS
                          (Unaudited)

                         SEPT. 30,  2001

(Format change)

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                                     BALANCE SHEETS
                                       (Unaudited)

                                          Sept. 30,             December 31,
                                            2001                     2000
ASSETS

Cash and cash equivalents                                         $    2,109
Accounts receivable                        $    8,810                  8,871
Prepaid expenses                               52,255
                                          -----------           ------------
Total current assets                           61,065                 10,980

Advances receivable (Note 3)                  118,242                 30,969

Intellectual and property rights (Note 4)       1,000
                                          -----------           ------------
Total assets                               $  180,307             $   41,949
                                          ===========           ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Bank indebtedness                     $    1,463             $    4,771
     Accounts payable and
       accrued liabilities                     94,889                113,667
     Note payable (Note 5)                     42,686                172,172
                                           -----------           ------------
                                              139,038                285,839
                                           -----------           ------------
Stockholders' deficit
     Common stock (Note 6)
          Authorized
            100,000,000 common shares
            with a par value of $0.001
            (December 31, 2000 - 25,000,000)
          Issued
            9,102,224 common shares
            (December 31, 2000
            6,000,000 common shares)            9,102                  6,000
     Additional paid in capital             3,568,349              1,047,340


     Deficit accumulated during
       the development stage               (3,536,182)            (1,297,230)
                                           -----------           ------------
Total stockholders' deficiency                 41,269               (243,890)
                                           -----------           ------------
Total liabilities
   and stockholders' deficiency            $  180,307              $  41,949
                                           ===========           ============

History and organization of the Company (Note 1)
Commitment (Note 9)

The accompanying notes are an integral part of these financial statements.


                                     LITEWAVE CORP.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                       (Unaudited)

                            Period from
                              Date of
                           Inception on  Three Month Period Ended  Nine Month Period Ended
                            June 30, 1989   Sept. 30,   Sept. 30,    Sept. 30,  Sept. 30,
                         to Sept. 30, 2001     2001       2000        2001        2000

EXPENSES
  Accounting and legal        $171,003     $   5,569  $  7,562    $ 61,402     $   23,314
  Consulting                   577,446        86,591    13,500     226,557         38,250
  General and
    administrative              65,153        (5,986)      772       3,160          2,435
  Marketing and
    promotion                   46,673        (1,284)       -        1,284              -
  Rent                          40,787           458     1,417       3,202          3,767
  Salaries, Benefits            26,369           -         -           -                -
  Stock-based compensation   1,778,656     1,636,701       -     1,778,656              -
  Telephone, Utilities          62,233        15,920       384      21,953          1,990
  Transfer Agent, Filing Fees   22,283         1,556       404       6,637          1,486
  Travel                       271,818        22,243       -        60,302              -
  Website Development           59,792        15,000       -        46,114            757
  Write-down of capital assets 353,000           -         -           -                -
  Write-down of advances
    receivable (Note 3)         60,969           -         -        30,969              -
                             ----------    ---------   --------   ---------       --------
 Loss for the period       $(3,536,182)  $(1,776,768) $(24,039)$(2,238,952)      $(71,999)
                           ============    ========== =========   =========      =========

Basic and dilutive loss per share           $  (0.21)  $  (0.01) $  (0.27)   $  (0.02)
                                            ==========  ========= =========  =========



Weighted average number of
  common shares outstanding                8,400,355   6,000,000   8,400,355   3,675,182
                                           =========   =========   =========   =========



The accompanying notes are an integral part of these financial statements.


                                     LITEWAVE CORP.
                              (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY (DEFICIT)
                                       (Unaudited)

                                                                     Deficit
                                                                     Accumulated
                              Capital Stock            Additional    During the
                         ---------------------         Paid-in       Development
                         Shares         Amount         Capital       Stage           Total

Balance from date of
inception on June 30, 1989
 to December 31,  1997  2,000,000    $  2,000       $       -      $   (2,000)    $     -

  Shares issued for
    services               500,000         500            840              -        1,340

  Loss for the year            -             -              -           (2,020)    (2,020)
                         ---------    ---------       ----------      ----------  --------

Balance, December 31,
  1998                   2,500,000       2,500            840           (4,020)      (680)

  Loss for the year            -           -              -         (1,064,085)(1,064,085)
                         ---------   ---------       ----------      ----------  ---------

Balance, December 31,
  1999                   2,500,000       2,500            840       (1,068,105)(1,064,765)

Shares issued on settlement
 of note payable         3,500,000       3,500       1,046,500             -    1,050,000

Loss for the year              -           -               -          (229,125)  (229,125)
                        ---------      ---------     ----------      ----------  ---------
Balance, December 31,
  2000                   6,000,000    $  6,000     $ 1,047,340    $ (1,297,230) $(243,890)

Shares issued on settlement
 of note payable           900,000         900         179,100             -      180,000

Stock-based compensation for
 options issued to consultants
 and non-employees             -           -         1,778,656             -    1,778,656

Shares issued to consultants for
 settlement of debts and services
 to be rendered           1,18,474       1,148        258,547             -       259,695

Shares issued to directors
 for settlement of debts and
 services rendered         403,750         404          85,346             -       85,750

Shares donated              10,000          10             -               -           10

Warrants exercised         300,000         300          74,700             -       75,000

Shares issued on exercise of
 Warrants for settlement of
 debts to related party    100,000         100          24,900             -       25,000

Shares issued for cash
 On private placement      240,000         240         119,760             -      120,000

Loss for the period            -           -               -        (2,238,952)(2,238,952)
                         ---------      ---------     ----------     ---------  ---------

Balance, Sept. 30, 2001   9,102,224    $  9,102     $ 3,568,349     $(3,536,182) $ 41,269
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


                                     LITEWAVE CORP.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                           (Unaudited Prepared by Management)

                                        Period from
                                        Date of            Nine Month      Nine Month
                                        Inception on       Period Ended    Period Ended
                                        June 30, 1989      Sept. 30,       Sept. 30,
                                        to Sept. 30, 2001  2001            2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Loss for the period                    $(3,536,182)       $(2,238,952)    $(71,999)
 Adjustment to reconcile loss to net
  cash used in operating activities:
  Write-down of capital assets              353,000                  -            -
  Write-down of advances receivable          60,969             30,969            -
  Issuance of common stock for services     134,730            133,390            -
  Issuance of common stock for donation          10                 10            -
  Stock-based compensation                1,778,656          1,778,656            -

 Changes in non-cash working capital items
  (Increase) decrease in receivables         (8,810)                61          745
  Increase in prepaid expenses              (52,255)           (52,255)           -
  Increase (decrease)in accounts payable
    and accrued liabilities                 333,944            218,277       (1,084)
                                           ---------          --------      --------
 Net cash used in operating activities     (935,938)          (129,844)     (72,338)
                                           ---------          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Indebtedness                           1,463              1,463       (2,359)
  Issuance of Common stock                  195,000            195,000            -
  Note payable                            1,272,686             50,514       74,697
                                          ---------            --------     --------
Net cash provided by financing
  activities                              1,469,149            246,977       72,338
                                          ---------            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances receivable                      (179,211)          (118,242)           -
  Acquisition of capital assets            (353,000)                 -            -
  Acquisition of intellectual and
    property rights                          (1,000)            (1,000)           -
                                           ---------           --------     --------

  Net cash used in investing activities    (533,211)          (119,242)           -
                                           ---------           --------     --------
Change in cash and cash equivalents
  for the period                                  -             (2,109)
Cash and cash equivalents,
  beginning of period                             -              2,109
                                           ---------           --------     --------
Cash and cash equivalents,
  end of period                                   -                  -            -
                                           =========           ========     ========

Cash paid during the period for:
  Interest                                 $      -            $     -      $     -
  Income taxes                                    -                  -            -
                                           =========           ========     ========

Subsequent disclosure with respect to cash flows (Note 10)
The accompanying notes are an integral part of these financial statements.

(format change)
                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                          (Unaudited)
                         SEPT. 30, 2001


1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc. and issued 10,000 common shares for cash proceeds of $1,000. On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity (deficit) and cash flows at September 30, 2001 and for the period then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

2.   GOING CONCERN

     The Company's financial statements are prepared in conformity with United States generally accepted accounting principles applicable with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through equity financing.


                                   Sept. 30,   December 31,
                                     2001         2000
Deficit accumulated during
  the development stage          $(3,536,182)  $(1,297,230)

Working capital (deficiency)         (77,973)     (274,859)

3.   ADVANCES RECEIVABLE

     a) As at December 31, 2000, the Company had advances receivable from Air Armor Inc. of $30,969. The advances receivable were unsecured, non-interest bearing with no fixed terms of repayment. During the period ended Sept. 30, 2001, management determined the amount uncollectable and, accordingly, the amount has been written-off to operations.

     b) During the nine month period ended September 30, 2001, the Company resolved to enter into an agreement to acquire all the issued and outstanding common stock of Travel Ties Inc. ("Travel Ties") in exchange for the issuance of 16,000,000 restricted shares of common stock of the Company. Of the 16,000,000 shares, 10,000,000 were to be held in escrow and released on the basis of one share for each $1 of Net Earnings of the Company. In anticipation of this transaction, the Company has advanced $118,242 to Travel Ties. The advances are unsecured, non-interest bearing with no fixed terms of repayment.

     The Company has since rescinded the acquisition agreement for Travel Ties and is determining the collectibilty of the amounts advanced.

     The fair value of advances receivable are not determinable as they have no fixed terms of repayment.


                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                          (Unaudited)
                         SEPT. 30, 2001

4.   INTELLECTUAL AND PROPERTY RIGHTS

     During the nine month period ended September 30, 2001, the Company entered into an asset purchase agreement whereby the Company acquired from Panier, S.A. ("Panier") the intellectual and property rights to Panier's Booking Engine Software technology.

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

5.   NOTE PAYABLE

     The note payable was unsecured and non-interest bearing with no fixed terms of repayment. During the nine month period ended September 30, 2001, $180,000 of the note payable was converted into 900,000 shares of common stock of the Company at an agreed value of $0.20 per share.

     The fair value of the note payable was not determinable as it has no fixed terms of repayment.

6.   COMMON STOCK

     In January, 2001, the Company increased its authorized capital from 25,000,000 shares of stock to 100,000,000 shares of stock. The par value remained unchanged at $0.001 per share.

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

     In July 2001, the Company issued 100,000 shares of common stock at an agreed value of $0.25 per share to a director of the Company for settlement of accounts payable of $25,000.

      In July 2001, the Company issued 100,000 shares of common stock at an agreed value of $0.225 per share to a consultant of the Company for settlement of accounts payable and services rendered of $22,500.

     In July 2001, the Company issued 4,160,000 warrants for the purchase of common shares at an agreed value of $0.30 per share expiring in five years. The warrants contain a cashless exercise feature and vest 50% immediately and 50% in equal amounts over a one year period.

      In September 2001, the Company issued 100,000 shares of common stock at an agreed value of $0.25 per share to a related party on the exercise of warrants for settlement of amounts due to the related party of $25,000.

     In September 2001, the Company issued 100,000 units at an agreed value of $0.05 per share. Each units consists of one common share together with a non-transferable warrant to purchase one common share at a price of $0.25 per share expiring in two years.

     In September 2001, the Company issued 520,000 warrants for the purchase of common shares at an agreed value of $0.06 per share expiring in five years. The warrants contain a cashless exercise feature and vest immediately.

     In September 2001, the Company repriced 2,600,000 warrants of the 4,160,000 warrants granted in July 2001 from $0.30 per share to $0.06 per share.

Warrants

The following warrants were outstanding as of September 30, 2001:

          Number          Exercise
          of Shares          Price          Expiry Date

           240,000        $   0.50        November 16, 2001
           900,000        $   0.25        January 17, 2003
           502,224        $   0.25        January 31, 2003
           400,000        $   0.37        April 23, 2003
           100,000        $   0.25        September 25, 2003
         1,560,000        $   0.30        July 3, 2006
         2,600,000        $   0.06        July 3, 2006
           520,000        $   0.06        September 21, 2006




                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                          (Unaudited)
                         SEPT. 30, 2001


7.   STOCK BASED COMPENSATION

     The following stock options were granted under the Company's
Stock Option Plan during the period:

     a) On January 31, 2001, the Company granted 730,000 stock options to officers, director and consultants at an exercise price of $0.275 per share. On September 21, 2001, the Company repriced 175,000 of these stock options from $0.275 per share to $0.10 per share.

     b) On February 22, 2001, the Company granted 125,000 stock options to directors and 200,000 stock options to a consultant at an exercise price of $0.41 and $0.37 per share, respectively. On September 21, 2001, the Company repriced 125,000 of these stock options from $0.41 per share to $0.10 per share.

     c) On March 29, 2001, the Company granted 300,000 stock options to directors at an exercise price of $0.41 per share. On
September 21, 2001, the Company repriced 300,000 of these stock options from $0.41 per share to $0.10 per share.

     d) On July 3, 2001, the Company granted 1,000,000 stock options to directors at exercise prices ranging from $0.33 per share to $0.90 per share. On September 21, 2001, the Company repriced 400,000 of these stock options from $0.33 per share to $0.10 per share.

Following is a summary of the stock option activity during the nine month period ended September 30, 2001:


                                Weighted
                                    Average
                                    Number         Exercise
                                    of Shares         Price

Outstanding, December 31, 2000            -               -

Granted                           21,355,000        $  0.43

Exercised                                 -               -

Cancelled                                 -               -

Cancelled on repricing            (1,000,000)          0.35

Re-granted on repricing            1,000,000           0.10
                                  ----------          -----
Outstanding, Sept. 30, 2001        2,355,000        $  0.32
                                  ==========         =======

Weighted average fair value of options
        granted during the current period           $  0.32


Following is a summary of stock options outstanding at September
30, 2001:

                  Outstanding Options       Exercisable Options

                     Weighted
                     Average     Weighted                Weighted
                     Remaining   Average                 Average
                     Contractual Exercise                Exercise
Exercise Price  Number  Life     Price      Number       Price

$ 0.10        175,000  4.3 years  $ 0.10    175,000      $ 0.10
$ 0.275       555,000  4.3 years  $ 0.275   555,000      $ 0.275
$ 0.37        200,000  4.4 years  $ 0.37    200,000      $ 0.37
$ 0.10        125,000  4.4 years  $ 0.10    125,000      $ 0.41
$ 0.10        300,000  4.5 years  $ 0.10    300,000      $ 0.41
$ 0.10        400,000  4.8 years  $ 0.10    400,000      $ 0.10
$ 0.50        200,000  4.8 years  $ 0.50    200,000      $ 0.50
$ 0.70        200,000  4.8 years  $ 0.70    200,000      $ 0.70
$ 0.90        200,000  4.8 years  $ 0.90    200,000      $ 0.90


Compensation

     Included in stock options granted during the period are 605,000 options to consultants and non-employees as well as 1,750,000 options to directors in their role as consultants which are accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the options are marked to fair value through charges to operations as stock-based compensation. Stock-based compensation recognized during the period ended Sept. 30, 2001 was $1,778,656. This amount can be allocated to the other expense categories in the accompanying statements of operations as consulting fees of $1,688,093 and professional fees of $90,563.


     The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model are as follows:

                                September 30,     September 30,
                                    2001              2000

Risk-free interest rate             4.36%                -
Expected life of the options       3 years               -
Expected volatility                  186%
Expected dividend yield                -                 -


8.   RELATED PARTY TRANSACTIONS

     During the period ended Sept. 30, 2001, the Company paid or accrued $170,219 (2000- $38,750) in consulting fees to directors and to a company related by a common director.

     Included in accounts payable as at Sept. 30, 2001 is $67,003
(December 31, 2000- $23,750) due to directors of the Company.

     These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.


9. COMMITMENT

The Company entered into Employment Agreements effective July 1,
2001 to June 30, 2002 with two directors of the Company.  The
Agreements call for annual salaries of US$80,000 and 80,000
British Pounds.


10. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine month period ended September 30, 2001, the following non-cash investing and financing activities occurred:

     a) The Company issued 900,000 shares of common stock at an agreed value of $0.20 per share for settlement of note payable totaling $180,000.

     b) The Company issued 1,148,474 shares of common stock at an agreed value of $0.20 to $0.35 per share for settlement of debts to consultants totaling $259,695.

     c) The Company issued 100,000 shares of common stock at an agreed value of $0.25 per share for settlement of debts to a related party totaling $25,000.

     d) The Company issued 403,750 shares of common stock at an agreed value of $0.20 to $0.25 per share for settlement of debts to directors totaling $85,750.

     During the nine month period ended September 30, 2000, the following non-cash investing and financing activities occurred:

     a) The Company issued 3,500,000 shares of common stock at an agreed value of $0.30 per share for settlement of note payable of $1,050,000.


11.  SUBSEQUENT EVENTS

     Subsequent to September 30, 2001, the following events occurred:

     a) The Company issued 100,000 shares of common stock at $0.05 per share for total proceeds of $5,000 and issued 43,750 shares of common stock at an agreed value of $0.10 per share for settlement of debts totaling $4,375.

     b) In November 2001, the Company agreed to issue 1,215,000 shares of common stock at an agreed value of $0.065 per share to directors and officers of the Company to settle debt totaling $78,975. The company also granted 1,215,000 stock options at an exercise price of $0.065 expiring in two years to the directors and officers.

     In addition, the Company agreed to issue 360,000 common shares at an agreed value of $0.065 per share to consultants of the Company to settle debts totaling $23,400. The Company also granted 360,000 stock options at an exercise price of $0.065 expiring in two years to the consultants.

     c)   The Company extended the term of an Employment
Agreement with a director of the Company to September 30, 2002.
The agreement calls for an annual salary of $180,000.


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

Mr. Michael Hardesty of New York, NY, was appointed to the Board of Directors and President on June 25, 2001. He is currently spearheading the development of the marketing programs for Litewave Corp. The Company entered into an Employment Agreement with Mr. Hardesty effective July 1, 2001 to June 30, 2002 at an annual rate of US$80,000, to be accrued and paid from available cash or by issuance of common shares.

Mr. Bhupinder Singh of London, England, was appointed to the Board of Directors and Chief Executive Officer on July 3, 2001. Mr. Singh will be responsible for overseeing the provision of the travel services, as well as the expansion of the Company's marketing into Europe. The Company entered into an Employment Agreement with Mr. Singh effective July 1, 2001 to June 30, 2002 at an annual rate of 80,000 British Pounds, to be accrued and paid from available cash or by issuance of common shares.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, until the acquisition of the Panier assets acquired during the first quarter, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At Sept. 30, 2001, the Company had a working capital deficiency of approximately $77,973 in Notes payable and bank indebtedness, including current payables of $94,889. Since that date, sufficient shareholder loans have been advanced to cover the bank indebtedness and fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

In September 2001, the Company issued 100,000 shares of common stock at an agreed value of $0.25 per share to a related party on the exercise of warrants for settlement of amounts due to the related party of $25,000. Also in September 2001, the Company issued 100,000 units at an agreed value of $0.05 per share. Each units consists of one common share together with a non-transferable warrant to purchase one common share at a price of $0.25 per share expiring in two years, and issued 43,750 shares of common stock at an agreed value of $0.10 per share for settlement of debts totaling $4,375.

In November 2001, the Company agreed to issue 1,575,000 shares of common stock at an agreed value of $0.065 per share to directors, officers and consultants of the Company to settle debt totaling $102,375. The company also granted 1,575,000 stock options at an exercise price of $0.065 expiring in two years to the directors, officers and consultants.

Operational sources of revenue and potential revenue include selling commissions, and advertising and marketing fees. LiteWave's initial focus is the marketing of popular consumer products through traditional and online distribution channels. For the provision of this service, LiteWave receives competitive commissions (8 - 15%) of gross sales on all consumer products sold to its affinity members. Initial revenues are expected to commence during the fourth quarter of 2001. After distribution to the affinity groups of 5% to 20% of the net commissions received, LiteWave's gross margins in this segment of the business are anticipated to be over 25% of revenue.

Advertising and marketing fees are derived from the sale of tailored customer-acquisition programs to major consumer products and services companies. Discounted offers of well-known consumer products and services will be offered to affinity members via traditional and on-line direct marketing. LiteWave's gross margins in this business are anticipated to be over 35% of revenue, with the first contracts being finalized and commenced during the fourth quarter of 2001.

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

     In July 2001, the Company issued 4,160,000 warrants for the purchase of common shares at an agreed value of $0.30 per share expiring in five years. The warrants contain a cashless exercise feature and vest 50% immediately and 50% in equal amounts over a one year period.

     In September 2001, the Company issued 100,000 shares of common stock at an agreed value of $0.25 per share to a related party on the exercise of warrants for settlement of amounts due to the related party of $25,000.

     In September 2001, the Company issued 100,000 units at an agreed value of $0.05 per share. Each units consists of one common share together with a non-transferable warrant to purchase one common share at a price of $0.25 per share expiring in two years.

     In September 2001, the Company issued 520,000 warrants for the purchase of common shares at an agreed value of $0.06 per share expiring in five years. The warrants contain a cashless exercise feature and vest immediately.

     In September 2001, the Company repriced 2,600,000 warrants of the 4,160,000 warrants granted on July 3, 2001 from $0.30 per share to $0.06 per share.

     On January 31, 2001, the Company granted 730,000 stock options to officers, director and consultants at an exercise price of $0.275 per share. On September 21, 2001, the Company repriced 175,000 of these stock options from $0.275 per share to $0.10 per share.

     On February 22, 2001, the Company granted 125,000 stock options to directors and 200,000 stock options to a consultant at an exercise price of $0.41 and $0.37 per share, respectively. On September 21, 2001, the Company repriced 125,000 of these stock options from $0.41 per share to $0.10 per share.

     On March 29, 2001, the Company granted 300,000 stock options to directors at an exercise price of $0.41 per share. On
September 21, 2001, the Company repriced 300,000 of these stock options from $0.41 per share to $0.10 per share.

     On July 3, 2001, the Company granted 1,000,000 stock options to directors at exercise prices ranging from $0.33 per share to $0.90 per share. On September 21, 2001, the Company repriced 400,000 of these stock options from $0.33 per share to $0.10 per share.

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


                            LITEWAVE  CORP.

/s/ Ian Lambert                          Dated: November 19, 2001
    Ian Lambert,
    Chief Operating Officer, Director

/s/ Harvey Lawson                        Dated: November 19, 2001
    Harvey Lawson,
    Secretary/Treasurer, Director