Form 10KSB
period 2001-12-31
LITEWAVE CORP
filed 2002-04-15
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2001

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


       609 West Hastings Street, Ste.400, Vancouver, BC V6B 4W4
               (Address of Principal Executive Offices)

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

The Issuer's operational revenues for its most recent fiscal year ending December 31, 2001 were $ Nil. The Issuer's
Common Shares outstanding at March 31, 2002 was 11,603,224. The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2002 was $278,166 (based on 9,572,224 shares and on an average of bid and asked prices of $0.03).

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

               DOCUMENTS INCORPORATED BY REFERENCE

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on June 30, 1989 under the name "Homefront Safety Services of Nevada Inc."
On April 26, 1999, by majority vote of the Shareholders and the Board of Directors, the Company's name was changed to "LITEWAVE CORP." The Company's executive office is located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064, with an office at Suite 400, 609 West Hastings Street, Vancouver, B.C. V6B 4W4.

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

The Company is a development-stage company whose primary business is as a marketing company focused on providing value-added member benefits to affinity membership groups in the United States. LiteWave also offers new customer acquisition programs related to its affinity partners to consumer products and services companies.

LiteWave's marketing programs help enrich affinity member's lives by providing them with convenience and savings not generally available to the public. LiteWave's distribution channels are built upon networks of affinity group partners, including some of the most recognized memberships in the United States.

Prior to 2001, the Company had been the development and delivery of telecom network solutions, products and services, developing plans to offer highly reliable, low-cost switched and Internet driven services on a wholesale and retail basis. The Company had been seeking joint venture agreements with telephone service entities in a targeted group of countries. The planned network deployment was to utilize gateways, digital signal processors and routers coupled to trans-oceanic fiber optics networks with both originating and terminating facilities installed in North America, Western Europe, Russia, and other regions.

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

As a result of the rescission of the April 19, 1999 Agreement, the Company and ICE may both pursue any business activities they so choose, without interference from the other party. As well, the Company assigned all its right, title and interest in its Russian Federation Joint Venture IP Telephony Project (the "Crosna Project"), in return for ICE agreeing to repay up to $1,100,000 from profits generated by the Crosna Project, a bonus of 10% of ICE's net profits earned should the Crosna Project process 200,000,000 minutes of traffic in an eighteen month period commencing from the time of full operation, paying any proceeds of lease funds or any return credit or sale proceeds for existing equipment toward the outstanding balance, and indemnifying the Company from any financial responsibility or claims that might arise with respect to the Crosna project.
Since that agreement, the Company has not received any proceeds, and there is no certainty that the Company will receive any proceeds pursuant to these terms.

The Company had entered into a Letter of Intent dated October
5, 2000 whereby it proposed to acquire one hundred percent of the issued and outstanding shares of AirArmor Inc. of Scottsdale, AZ ("AAI") in consideration of the issuance of five million restricted common shares of its capital stock to the shareholders of AAI.

The Company advanced a total of US $60,969 for operating expenses to AAI during the due diligence phase. Mr. Gary Fratesi, MD joined the Board of Directors of the company following the Letter of Intent. The Company decided not to proceed with the acquisition, entered into a termination agreement on March 5, 2001, and Fratesi resigned as a Director. The Company has written off the advances, being in doubt as to the collectability of the advances or the viability of AAI.

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

The Assets purchased from Panier were free and clear of all liens, claims, mortgages, charges, security interests, encumbrances or similar agreements of any kind or nature whatsoever, and include title and interest in and to all products and computer programs.

Under the terms of the Asset Purchase Agreement reached between LiteWave and Panier, LiteWave had agreed to pay Panier the sum of US$ 5,426,694.95, payable as follows: (i) US$1000 payable upon execution of the Asset Purchase Agreement; (ii) US$5,425,694.95 by way of a convertible 6% Debenture issued by Litewave to Panier, to be repaid from positive net earnings generated from the exploitation of the assets.

On March 5, 2001, the Company announced that it entered into a letter of intent to acquire one hundred percent of the issued and outstanding shares of Travel Ties Inc., a Nevada corporation ("TTI"). As consideration, the Company was to issue a total of sixteen million common shares of its capital stock, restricted
pursuant to Rule 144, to the shareholders of TTI.   A total of
ten million of these shares were to be held in escrow, to be released from escrow on the basis of one share for each $1.00 of Net Earnings.

Management of Litewave Corp., having undertaken further due diligence, has deemed that this acquisition was not providing the value and management experience originally expected. The Board of Directors has rescinded the letter of intent on June 19, 2001, having decided not to proceed any further at this time.

TTI had been the business of marketing benefit programs including an exhaustive portfolio of travel products through both traditional channels and the Internet. In anticipation of this transaction, the Company had advanced $118,242 to Travel Ties. Subsequent to such advances being made, the Company rescinded the acquisition agreement for Travel Ties. The advances are unsecured, non-interest bearing with no fixed terms of repayment. The Company has written this off believing the amount to be uncollectable, as TTI does not appear to be operational any more.

Litewave will instead hire the necessary personnel and engage consultants required to provide the marketing programs envisioned. Litewave's marketing is focused on providing value-added member benefits to affinity membership groups in the United States. LiteWave also offers new customer acquisition programs related to its affinity partners to consumer products and services companies. LiteWave's marketing programs help enrich affinity member's lives by providing them with convenience and savings not generally available to the public. LiteWave's distribution channels are built upon networks of affinity group partners, including some of the most recognized memberships in the United States. LiteWave's initial focus is the marketing of popular consumer products through traditional and online distribution channels. LiteWave's marketing focuses on affinity groups whose members have highly desirable demographics and disposable incomes. The average household income of LiteWave's affinity group members is $73,400. Over 87% are university-educated professionals; 85% are homeowners; 75% are between the ages of 25 and 54, 56% are men and 44% are women. Endorsement by the affinity group, along with regular promotion and advertising to its members encourages loyalty to partner's products and services.

The Company has raised approximately $43,000 by way of loans to fund the development and delivery of affinity marketing programs, corporate overhead and new business acquisition costs. In February 2001, the Company completed a private placement of $180,000 by way of issuance of 900,000 restricted common shares at $0.20 per share from conversion of loans in 2001, together with share purchase warrants exercisable for a period of two years to purchase a share of common stock at a price of $0.25 per share. In May 2001, the Company completed a private placement of $120,000 for 800,000 shares at $0.15 per share. Also, the Company issued 400,000 shares at $0.25 per share for exercise of warrants, totaling $100,000. In September 2001, the Company issued 100,000 shares at an agreed value of $0.05 per share.

Throughout the fiscal year 2001, the Company issued 3,170,974 shares at market prices at the time ranging between $0.065 and $0.40 per share to settle $452,195 of services related payables.

In April 2001, the Company issued 400,000 shares of common stock at $0.20 to $0.30 per share to consultants of the Company for settlement of accounts payable and services rendered of $100,000. In April 2001, the Company issued 50,000 shares of common stock at $0.35 per share to a consultant of the Company for settlement of accounts payable and services rendered of $17,500 Also, the Company issued 100,000 shares of common stock at an agreed value of $0.225 per share to a consultant of the Company for settlement of accounts payable and services rendered of $22,500.

In September 2001 the Company issued 43,750 shares of common stock at $0.10 per share for settlement of debts totaling $4,375. In November 2001, the Company agreed to issue 1,575,000 shares of common stock at $0.065 per share to directors, officers and consultants of the Company to settle debt totaling $102,375.

In addition, the Company continues to seek additional equity financing to raise further working capital to execute the Company's business plan. At December 31, 2001 the Company was in a working capital deficit position of approximately $72,036, including interest-free loans. At present, the Company has two full time employees, and several part time and contracted employees, as required.

Mr. Nirj Deva of London, England, was appointed to the Board of Directors on March 20, 2001. He is currently a Member of the European Parliament with responsibility for global development. Mr. Deva will have particular responsibility for establishing direction and development of the affinity marketing business throughout Europe. His extensive personal and international business contacts will greatly facilitate the establishment of affinity contacts for Litewave.

Mr. Michael Hardesty of New York, NY, was appointed to the Board of Directors and President on June 25, 2001. He has been spearheading the development of the marketing programs for Litewave. The Company entered into an Employment Agreement with Mr. Hardesty effective July 1, 2001 to June 30, 2002 at an annual rate of US$80,000, to be accrued and paid from available cash or by issuance of common shares. Subsequent to year end, Mr. Hardesty resigned from the Board on April 5, 2002 and was replaced as President by Ian Lambert.

Mr. Bhupinder Singh of London, England, was appointed to the Board of Directors and Chief Executive Officer on July 3, 2001. Mr. Singh was to be responsible for overseeing the provision of the travel services, as well as the expansion of the Company's marketing into Europe. Due to the lack of development for the Travel Ties travel business, Mr. Singh resigned from the Board effective December 31, 2001.

B.  BUSINESS OF THE REGISTRANT

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

LiteWave's primary focus for the implementation of its business plan is through relationships with affinity group partners. Affinity Groups are made up of university students (alumni clubs), charitable clubs (Lions, Rotary), business groups (Saga), common interest groups (Caravan Club, BMW Owners Club, Bass Anglers Association), professional organizations (American Bar Association, National Society of Professional Engineers), etc. Almost all affinity members join their group voluntarily. The reasons for joining range from business and professional purposes, through ideological alignment, to commonly held interests.

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

The Company is presently developing marketing plans to sell consumer products and services directly to the members of affinity groups via the Internet and through direct advertising in the Affinity Group publications. Over the next year months, LiteWave's goal is to continue to contract with active affinity member groups and establish agreements with companies that desire to have their products marketed to such affinity groups throughout the U.S. and Europe.

Since its inception, until the acquisition of the Panier assets acquired during the first quarter, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At December 31, 2001, the Company had a working capital deficiency of approximately $72,036 in Notes payable and bank indebtedness, including current payables of $43,961. Since that date, sufficient shareholder loans have been advanced to cover the bank indebtedness and fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

Operational sources of revenue and potential revenue include selling commissions, and advertising and marketing fees. LiteWave's initial focus is the marketing of popular consumer products through traditional and online distribution channels. For the provision of this service, LiteWave receives competitive commissions (8 - 15%) of gross sales on all consumer products sold to its affinity members. Initial revenues are expected to commence during the second half of 2002. After distribution to the affinity groups of 5% to 20% of the net commissions received, LiteWave's gross margins in this segment of the business are anticipated to be over 25% of revenue.

Advertising and marketing fees are derived from the sale of tailored customer-acquisition programs to major consumer products and services companies. Discounted offers of well-known consumer products and services will be offered to affinity members via traditional and on-line direct marketing. LiteWave's gross margins in this business are anticipated to be over 35% of revenue, with the first contracts expected to commence during the second half of 2002.

Given that Litewave is still in the formative stages of this new business direction, if the Company is unable to obtain needed funds or generate anticipated revenues, it could be forced to curtail or cease its activities.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company sub-lets space located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US$500 per month on a month-to-month basis and office space at Suite 400, 609 West Hastings Street, Vancouver, B.C. Canada V6B 4W4. The rent for this space is CDN$450 per month, on a month-to-month basis.

Management believes that this space will be adequate for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was submitted for a vote of security holders of the Company during the fiscal year ended December 31, 2001, whereby a majority of shareholders approved the 2000 Stock Option Plan, the increase of its authorized capital stock from 25,000,000 common shares to 100,000,000 common shares, par value $0.001 per share, and the issuance of 16 million shares to the principals of Travel Ties Inc., which issuance did not occur.

                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

Since October 20, 1998, the Company's stock has been listed for sale on the OTC Bulletin Board. Pursuant the OTC Bulletin Board Eligibility Rule, the Company was delisted from the OTC Bulletin Board for non-compliance and quoted on the NASD "Pink Sheets" on December 16, 1999. On September 1, 2000, the Company's securities were approved for re-listing on the OTC Bulletin Board. As of December 31, 2001 there were sixteen stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:         High ask per share:    Low bid per share:
----------------        -------------------    ------------------
March 31, 2000                $1.50                  $0.625
June 30, 2000                 $1.50                  $0.25
September 30, 2000            $0.90                  $0.30
December 31, 2000             $1.00                  $0.1875

Quarter Ending:         High ask per share:    Low bid per share:
----------------        -------------------    ------------------
March 31, 2001                $0.81                  $0.125
June 30, 2001                 $0.56                  $0.22
September 30, 2001            $0.55                  $0.27
December 31, 2001             $0.29                  $0.06

Quarter Ending:         High ask per share:    Low bid per share:
----------------        -------------------    ------------------
March 31, 2002                $0.10                       $0.022

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

B.  HOLDERS

There were approximately 150 holders of the Company's common stock as of December 31, 2001. Three holders with a total of 1,248,750 shares are affiliates of the Company.


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

In November 2001, the Company issued 695,000 and 520,000 shares of common stock at an agreed value of $0.065 per share to directors and officers of the Company for settlement of accounts payable of $45,175 and prepaid consulting services of $33,800, respectively. The Company also granted to these directors and officers 1,215,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.065 per share for a period of two years.

In November 2001, the Company issued 160,000 and 200,000 shares of common stock at an agreed value of $0.065 per share to consultants of the Company for consulting services rendered of $10,400 and prepaid consulting services of $13,000, respectively. The Company also granted to these consultants 360,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.065 for a period of two years.

In January 2002, the Company issued 200,000 shares of common stock at an agreed value of $0.07 per share to a director of the Company for settlement of accounts payable of $14,000. The Company also issued to this director 200,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.07 per share for a period of two years.

In January 2002, the Company issued 50,000 and 75,000 shares of common stock at an agreed value of $0.10 and $0.712 per share, respectively, to consultants of the Company for settlement of accounts payable of $5,000 and $5,340, respectively.

In January 2002, a director of the Company resigned from the Company's Board of Directors effective December 31, 2001. As a result, 2,600,000 warrants originally granted to this director on July 3, 2001 were cancelled. The Company also offered to convert accounts payable of $10,475 owing to this director at December 31, 2001 to a convertible promissory note which would bear interest at a rate of 4% per annum, payable quarterly. The convertible promissory note would be due on December 31, 2002. The convertible promissory note could be converted into common shares of the Company at a 25% discount to the market based closing trading price on December 31, 2002 in lieu of cash.

In January 2002, the Company cancelled 10,000 and 92,000 shares of common stock relating to shares of common stock previously issued for a charitable donation and for prepaid website development services not rendered, together with 200,000 share purchase warrants issued in April, 2001 which were rescinded.

In February 2002, the Company renegotiated the private placement of 240,000 units at $0.50 per unit for cash completed on May 16, 2001. Under the terms of the renegotiated private placement, the Company intends to issue an additional 560,000 shares of common stock at $0.001 per share in order to modify the subscription price from $0.50 per share to $0.15 per share. The revised subscription price approximates the discounted price of one share of restricted common stock that the Company believes it could have received had it undertaken a financing of restricted stock on May 16, 2001. Furthermore, the Company intends to issue a repayment guarantee to the holder of these shares of common stock in the amount of $120,000 that becomes payable by May 31, 2003 provided the shares of common stock cannot be sold to current shareholders or third parties.

In April 2002, a director of the Company resigned from the Company's Board of Directors effective April 5, 2002. As a result, 1,300,000 warrants originally granted to this director on July 3, 2001 were cancelled.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

The following should be read in conjunction with the Selected
Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, as at December 31, 2001.

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

Management of Litewave Corp., having undertaken further due diligence, has deemed that this acquisition was not providing the value and management experience originally expected. The Board of Directors rescinded the letter of intent on June 19, 2001, having decided not to proceed any further at this time.

Based upon the low monthly overhead associated with current operations which no longer include Travel Ties, the Company believes that it has sufficient cash on hand and financing arrangements made to meet its anticipated needs for working capital, capital expenditures and business expansion for the next twelve months of operations, before any revenues are obtained. Should the business expand, the Company will need to raise additional capital.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at December 31, 2001, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

Capital Requirements & Use of Funds

Since year end December 31, 2000, Hemisphere and Associates,
Inc., a non-related party, has caused to be loaned to the Company a total of approximately $43,200, at no interest.

The Company will be seeking financing in the order of $200,000 to $500,000 over the next twelve months to continue with the expansion of its affinity marketing plans including launching the marketing of the wireless tracking devices. There is no guarantee that the Company will actually be able to complete such financing within a twelve month period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

This level of financing in the $200,000 to $500,000 range can be undertaken by way of a combination of private placements and debt financing secured by Contracts for Marketing provided by third party vendors who pay the Company to introduce their products to the membership of the affinity groups.

Corporate uses of funds shall include but not be limited to the following:

 - International market development, research, media trade shows, sales tools and support toward further development of the Company's international sales and marketing of products and other
Services being offered to the affinity group members.

 - Product development, enhancements and implementation to current version of the container tracking device.

 - Pursue the establishment of corporate entities in strategic foreign countries to allow further exploitation of those markets.
Expenses include license fees, legal costs and corporate development costs.

Administration and operational expenses

Capital is expected to be raised in stages, as various strategic partnerships and joint ventures are established both in North America and Europe.

The next phase of funding is anticipated to require approximately
$200,000 to $500,000, depending upon expansion schedules negotiated under possible joint ventures and partnerships.

The following discussion and analysis explains the financial condition for the period from January 1, 2001 to December 31, 2001, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2000.

Revenues. The Company does not anticipate that revenue generating operations will commence until the second half of 2002. No revenues were generated for the period January 1, 2001 to December 31, 2001, nor prior to that date.

Expenses. For the period from January 1, 2001 to December 31, 2001, the Company incurred expenses of $1,680,185 for consulting, including $156,396 in fees to Messrs. Hardesty, Lambert and Lawson and $1,392,666 for stock based compensation; $9,889 for marketing and investor relations; professional accounting and legal fees of $188,775, including stock based compensation of $100,854; general and administrative expenses of $7,054; transfer agent and filing fees of $7,225; rent of $4,002; travel costs of $49,416; website development cots of $33,513; and $24,955 for telephone expenses; $147,311 for write down of receivables; and $1,000 for write down of intellectual and property rights.

Expenses for the previous year ended December 31, 2000 were $86,356 for consulting, including $73,250 in fees to Messrs. Lambert and Lawson and consultants fees of $13,106 for management and technical planning; $4,813 for marketing and investor relations; professional accounting and legal fees of $79,888; general and administrative expenses of $8,766; transfer agent and filing fees of $1,429; rent of $5,135; travel costs of $8,601; website development cots of $757; and $3,380 for telephone expenses; $30,000 for write down of receivables.

Expenses for the previous three years were $264,533 for consulting, including $24,890 in fees to Messrs. Lambert and Lawson and consultants fees of $239,643 for management and technical planning; $41,860 for marketing and investor relations; professional accounting and legal fees of $29,713; general and administrative expenses of $54,247; $26,369 for miscellaneous salaries; transfer agent and filing fees of $14,217; rent of $32,450; travel costs of $202,915; website development cots of $12,921; and $36,900 for telephone expenses. Operating capital was advanced to the Company through loans, private placements and shares issued for service debt.

Net Loss.  For the period from January 1, 2001 to December 31,
2001, the Company recorded a loss from operations totaling
$2,147,261 for the year. The total net loss since incorporation through to December 31, 2001, was $3,444,491.


Liquidity and Capital Resources.

Hemisphere and Associates Ltd., has advanced a total of $43,200 as loans to the Company to cover operating costs during 2001. A private placement of $120,000 was completed during 2001, warrants in the amount of $100,000 were exercised, notes were converted to shares in the amount of 185,000, and shares were issued for services totaling $424,595. As of December 31, 2001, the working capital deficiency was $65,036, including a note payable of $43,198.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations. As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2002. The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $65,036 at December 31, 2001. The Company is pursuing private placements to finance business development and settled the outstanding note payable of $43,200 at December 31, 2001 by conversion to private placement shares. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next three months that will provide adequate working capital for the next twelve months.

The Company has made no specific commitments for capital expenditures, but anticipates further requirements to expend funds on office furniture and equipment once new offices are opened up in the USA and Europe.

C.  LIQUIDITY

The Company is illiquid at the present time and is dependent upon loans and small private placements to provide funds to maintain its activities, though the Company expects to be able to raise larger amounts of funds through the issuance of shares over the next six to twelve months.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company are filed under this Item, and are included herein by reference.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through to the date of this Form 10-KSB. The principal accountants' report on the financial statements of the fiscal years 2001 and 2000 contained no adverse opinions, nor a disclaimer of opinion, nor qualified as to uncertainty, audit scope, or accounting principles.


                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of current key personnel of the Corporation:

Ian Davidson Lambert: President, Director
Date Position Commenced: February 26, 1999
Term of Office: Annual
Address:  1220 Eastview Road, North Vancouver, B.C. V7J 1L6
Age: 56

Experience: Owner, Canasia Data Corporation, (management services company) 1983 to present; Director, Covik Development Corp.,(oil & gas exploration) April 1990 to present; Director, Trade Winds Resources Ltd., (mineral exploration) April 1990 to present; Director, Sunorca Development Corp., (gas energy production) December 1999 to present; Director, Quotemedia.com Inc., (financial internet portal) May, 1994 to present; Director, Tasty Fries Inc., (vending machine manufacturer) September 1995 to present. All companies are arms length with the Registrant, except Canasia Data, which is a shareholder of the Registrant.

Harvey M. Lawson: Secretary, Treasurer
Date Position Commenced:  January 18, 2000
Term of Office: Annual
Address: 464 Somerset Street, North Vancouver, BC Canada V7N 1G3
Age: 52

Experience: Director and Officer, Regeena Resources Inc. (Mining) 1998 to 2000; Director, Lorex Minerals Inc. (Wine Importer)
2001 to present; Director, Trade Winds Resources Ltd., ( mineral exploration) January 2001 to present; Financial Planner 1993 to 1998; Lecturer in Financial Management in Hong Kong, Singapore and Canada 1978 to 1993.

Nirj Joseph Deva, Director
Date Position Commenced:  March 20, 2001
Term of Office:  Annual
Address: 169B Kennington Road, London, SE11 6SF
Age: 53

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


ITEM 10.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION

Mr. Michael Hardesty received or was due a total of $40,000 of compensation in the fiscal year ended December 31, 2001, in accordance with a management employment agreement approved by the directors in July, 2001 at a rate of $6,667 per month.

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $108,000 of compensation in the fiscal year ended December 31, 2001, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month, and increased by the Directors in October, 2000 to a rate of $9,000 per month.

Mr. Lawson was paid or due $8,396 at December 31, 2001 for accounting and consulting services.

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2000, and 2001 earned by our chief executive officer. No executive officers earned cash salaries and bonuses exceeding $108,000 during fiscal 2001.

(Format change)

                                SUMMARY COMPENSATION TABLE

                                                             Long Term
                                                         Compensation Awards
Name and                             Other       Annual  Securities Underlying    All
Principal Position   Year  Salary($) Bonus($) Compensation($) options(#)
Compensation($)

Michael Hardesty (1) 2001   $40,000     --         --             nil              --
Ian D. Lambert   (2) 2001   $52,500     --         --             nil              --
Ian D. Lambert       2000   $67,500     --         --             nil              --

(1) Mr. Hardesty became President on June 25, 2001.

(2) Mr. Lambert was President from February, 1999 to June 25, 2001.





B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan. There were no options granted as at December 31, 2000. During 2001, a total of 2,295,000 options have been granted to Directors, Employees and Consultants.


                                      Options Grants

The following table provides information on stock options granted to our chief executive officers during the fiscal year ended December 31, 2001.

               Number of            % of Total Options
            Securities Underlying    Granted to Employees  Exercise  Expiry
Name           Options Granted (#)       In Fiscal Year     Price     Date

Michael Hardesty(1) 200,000              0.087%            $0.10   July 3, 2006
Michael Hardesty    200,000              0.087%            $0.50   July 3, 2006
Michael Hardesty    200,000              0.087%            $0.70   July 3, 2006
Michael Hardesty    200,000              0.087%            $0.90   July 3, 2006
Ian D. Lambert(2)   200,000              0.087%            $0.10   Jan. 31, 2006
Ian D. Lambert      150,000              0.065%            $0.275  Feb. 22, 2006

(1) Mr. Hardesty became President on June 25, 2001.

(2) Mr. Lambert was President from February, 1999 to June 25, 2001.


(format change)

C.  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND
    FISCAL YEAR-END OPTION/SAR VALUES

There were no options exercised in the last fiscal year.

D.  LONG-TERM INCENTIVE PLANS - AWARDS IN THE LAST FISCAL YEAR

The following awards and long term incentive plans were made in the last fiscal year:

Michael Hardesty    1,300,000 warrants exercisable @ $0.06 until
July 3, 2006

Bhupinder Singh     1,300,000 warrants exercisable @ $0.06 until
July 3, 2006

Bhupinder Singh     1,300,000 warrants exercisable @ $0.30 until
July 3, 2006

Nirj Deva             260,000 warrants exercisable @ $0.30 until
July 3, 2006

Ian Lambert           520,000 warrants exercisable @ $0.06 until
Sept. 21, 2006

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

Pursuant to an agreement (the "Hardesty Executive Employment Agreement") effective as at July 1, 2001, Michael Hardesty, the Company's President and a Director, is employed by the Company and paid a monthly salary of $6,667. The term of the Hardesty Executive Employment Agreement are for increments of one year, subject to earlier termination as provided therein.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

A. Security ownership of certain beneficial owners. The table below identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business Company's voting securities as at December 31, 2001:
(format change)


Title of   Name and address                Amount and nature   Percentage
class      of beneficial                   of beneficial       of class (1)
           Owner                            ownership

Common   Michael Hardesty                    765,000            7.1

(1)  Percentage of total 10,820,974 shares issued as at December 31, 2001



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

Title of     Name and address            Amount and nature   Percentage
class        of beneficial               of beneficial       of class
             Owner                       ownership

Common       Michael Hardesty            765,000 common        7.1%
           2 Raymond Place
             Westport, CT 06880

Common       Ian Lambert                 500,000 common        4.8%
           1220 Eastview Road
             North Vancouver, B.C. V7J 1L6

Common       Harvey Lawson
             464 Somerset Street         113,750 common        1.1%
             North Vancouver, B.C.
             V7N 1G3

Common       All Officers and Directors
             as a Group (three persons)  1,378,750            13.0%


C.   CHANGES IN CONTROL

None.

(format change)

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

Ian Lambert (President) and Harvey Lawson (Secretary) are currently the principal management of the business, and they own collectively 633,750 shares or 5.4% of the issued and outstanding stock. The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favorable to the Company than terms expected to be negotiated with unrelated parties at arms length.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report

Exhibits as required by Item 601 of Regulation S-B

Index to Exhibits:


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

Exhibit 10.8   Funding Agreement, dated July 6, 2000, between the
               Company and its President, Ian Lambert (1)

Exhibit 10.9   Letter of Intent between the Company and
               AirArmor Inc. dated October 5, 2000 to enter into the acquisition of AirArmor Inc. (3)

Exhibit 10.10  Asset Purchase Agreement between Panier, SA and
               Litewave Corp. dated February 22, 2001. (4)

Exhibit 10.11  6% Convertible Debenture between Litewave Corp.
               and Panier, SA dated February 16, 2001. (4)

Exhibit 27     Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration
    Statement on Form 10-SB

(2) Incorporated by reference to the Registrant's Registration
    Statement on Form S-8

(3) Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended December 31, 2000

(4) Incorporated by reference to the Registrant's Quarterly
Report on Form 10QSB for the quarter ended March 31, 2001

The following documents are filed as part of this report under
Part II, Item 7:

Audited Financial Statements and notes thereto: Pages F-1 to F-10

                         LITEWAVE CORP.
      (formerly Homefront Safety Services of Nevada, Inc.)
                 (A Development Stage Company)


                       FINANCIAL STATEMENTS


                        DECEMBER 31, 2001


                   INDEPENDENT AUDITORS' REPORT

o the Stockholders and Board of Directors of Litewave Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Litewave Corp. as at December 31, 2001 and 2000 and the related statements of operations, stockholders' deficiency and cash flows for the years then ended and the cumulative amounts from inception on June 30, 1989 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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


                                      /s/ Davidson & Company
Vancouver, Canada                       Chartered Accountants
March 19, 2002

(Format change)
                                      LITEWAVE CORP.
                              (A Development Stage Company)
                                      BALANCE SHEETS
                                     AS AT DECEMBER 31

                                         2001                2000
                                        ------              ------
ASSETS

Current
  Cash                                $      271         $    2,109
  Receivables                              2,146              8,871
  Prepaid expenses                        12,706               -
                                      -----------         -----------
Total current assets                      15,123             10,980

Advances receivable (Note 4)               7,000             30,969
                                      -----------         -----------
                                          22,123             41,949
                                      ===========         ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued
   liabilities                        $   43,961        $   113,667
  Note payable (Note 5)                   43,198            172,172
                                      -----------         -----------
Total current liabilities                 87,159            285,839
                                      -----------         -----------

                                      LITEWAVE CORP.
                              (A Development Stage Company)
                                BALANCE SHEETS (continued)
                                     AS AT DECEMBER 31

Stockholders' deficit
  Capital stock (Note 6)
    Authorized
      25,000,000 common shares
      with a par value of $0.001
    Issued
      6,000,000 common shares
      (1999 - 2,500,000 common
        shares)                           10,821              6,000
  Additional paid-in capital           3,368,634           1,047,340
  Deficit accumulated during
    the development stage             (3,444,491)         (1,297,230)
                                      -----------         -----------
                                         (65,036)           (243,890)
                                      -----------         -----------
                                       $  22,123           $  41,949
                                      ===========         ===========

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS

                         Cumulative
                         Amounts From
                         Inception on        Year Ended December 31,
                         June 30, 1989
                         to December 31,     -----------------------
                         2001                2001          2000


EXPENSES
Consulting                2,031,074       1,680,185       86,356
Foreign Exchange
  (gain) loss                13,802          (9,002)       5,878
General and
    administrative           46,243           7,054        8,766
Marketing and
    promotion                56,562           9,889        4,813
Professional fees           298,376         188,775       79,888
Rent                         41,578           4,002        5,135
Salaries and benefits        29,307           2,938          -
Telephone and utilities      65,235          24,955        3,380
Transfer agent and
    filing fees              22,871           7,225        1,429
Travel                      260,932          49,416        8,601
Website development          47,197          33,513          757
                          ----------       ---------    ---------
                          2,913,180       1,998,950      199,125


                                     LITEWAVE CORP.
                              (A Development Stage Company)
                          STATEMENTS OF OPERATIONS (continued)

OTHER ITEMS
Write-down of
 capital assets             353,000             -            -
Write-down of advances
 receivable (Note 4)        177,311        147,311        30,000
Write-down of intellectual
 & property rights (Note 5)   1,000          1,000           -
                          ----------      ---------     ---------
                            531,311        148,311        30,000

Loss for the period     $(3,444,491)   $(2,147,261)    $(229,125)
                         ===========    ==========     ==========

Basic and diluted
 loss per share                        $   (0.25)     $   (0.05)
                                       ==========      =========

Weighted average number
  of shares of common stock
  outstanding                           8,441,982      4,250,000
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

                                      LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                        Deficit
                                                        Accumulated
                        Common Stock       Additional   During the
                     --------------------    Paid-in    Development
                      Shares       Amount    Capital    Stage           Total

Balance from inception
   June 30, 1989 to
   December 31, 1997  2,000,000   $ 2,000   $   -       $  (2,000)    $    -

  Shares issued for
    services            500,000       500        840         -          1,340

  Loss for the year         -         -         -          (2,020)     (2,020)
                      ---------   ---------  ---------    --------    ----------
Balance, December 31,
  1998                2,500,000     2,500        840       (4,020)       (680)

 Loss for the year         -          -         -      (1,064,085) (1,064,085)
                      ---------   ---------  ---------   --------    ----------
Balance, December 31,
  1999                2,500,000     2,500        840   (1,068,105) (1,064,765)

Shares issued on
 settlement of debt   3,500,000     3,500  1,046,500         -      1,050,000

Loss for the year         -         -         -          (229,125)  ( 229,125)
                      ---------  ---------  ---------     --------  ----------

Balance, December 31,
  2000                6,000,000     6,000  1,047,340  (1,297,230)   ( 243,890)
                      =========   ========  =========  ===========  ==========

Shares issued on settlement
 of note payable      1,000,000     1,000    184,000         -        185,000
Shares issued for settlement
 of accounts payable  2,090,974     2,091    332,904         -        334,995
Shares issued for
 services               260,000       260     40,140         -         40,400
Shares issued for
 prepaid services       820,000       820     48,380         -         49,200
Shares issued
 for donation            10,000        10        -           -          3,000
Shares issued for cash on
 exercise of warrants   300,000       300     74,700         -         75,000
Shares issued on settlement
 of amount due to related
 party                  100,000       100     24,900         -         25,000

Shares issued for cash on
 private placement      240,000       240    119,760         -        120,000
Stock-based compensation                   1,493,520         -      1,493,520
Loss for the year           -         -          -    (2,147,261)  (2,147,261)
                      ---------  --------  ---------  ----------   -----------
Balance,
 December 31, 2001   10,820,974   $10,821 $3,368,634  $(3,444,491)   $(65,036)
                     ==========  ======== ==========   ===========   ========

The accompanying notes are an integral part of these financial statements.

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS

                                    Cumulative
                                    Amounts From
                                    Inception on
                                    June 30, 1989    Year Ended December 31,
                                    to December 31,  ----------------------
                                        2001           2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period               $(3,444,491)     $(229,125)  $(1,064,085)

  Adjustments to reconcile loss to net
    cash used in operating activities:
   Write-down of capital assets         353,000            -             -
   Write-down of advances receivable    177,311         30,000        30,000
   Write-down of intellectual and
     property rights                      1,000          1,000           -
   Consulting expenses paid by shares
     of common stock                     11,740         10,400           -
   Consulting expenses paid by stock
     options and warrants             1,392,666      1,392,666           -
   General and administrative expenses
     paid by shares of common stock       3,000          3,000           -
   Professional fees paid by stock
     options                            100,854        100,854           -
   Website development expenses paid
     by shares of common stock           32,400         32,400           -
Changes in non-cash working capital items
  Increase (decrease) in receivables     (2,146)         6,725        (3,138)

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS (continued)


  Decrease in prepaid expenses           34,094         34,094           -
Increase in accounts payable
      and accrued liabilities           378,956        265,289        69,554
                                      ----------      ---------     ----------
  Net cash used in
    operating activities               (961,616)      (153,522)     (132,709)
                                      ----------      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Advances receivable                   (184,311)      (123,342)      (60,969)
 Acquisition of capital assets         (353,000)           -             -
 Acquisition of intellectual and
     property rights                     (1,000)        (1,000)          -
                                      ----------      ---------     ----------
  Net cash used in
    investing activities               (538,311)      (124,342)      (60,969)
                                      ----------      ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank indebtedness                         -               -         (4,771)
  Issuance of common stock              197,000         195,000          -
  Note Payable                        1,278,198          56,026      200,558
  Due to related party                   25,000          25,000          -
                                     ----------       ---------    ----------
Net cash provided by financing
    activities                       1,500,198          276,026      195,787
                                     ----------       ---------    ----------

Change in cash for the period              271          (1,838)        2,109
                                     ----------      ---------     ----------

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS (continued)



Cash, beginning of period                  -             2,109           -
                                     ----------      ---------     ----------
Cash, end of period                   $    271      $      271       $ 2,109
                                     ==========     ==========     ==========
Cash paid during the period for:
  Interest expense                  $     -         $     -         $   -
  Income taxes                            -               -             -
                                     ==========     ==========     ==========


Supplemental disclosure with respect to cash flows (Note 11)

The accompanying notes are an integral part of these financial statements.

(format change)

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

1.   HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc. On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

     The Company is considered a development stage company as it has not generated revenues from its operations.

2.   GOING CONCERN

     These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. However, certain conditions noted below currently exist which raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

     The operations of the Company have primarily been funded by the issuance of capital stock. Continued operations of the Company are dependent on the Company's ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through future equity financings. Such financings may not be available or may not be available on reasonable terms.

                                           2001           2000

Working capital (deficiency)             (65,036)       (274,859)
Deficit accumulated during the
  development stage                 $ (3,444,491)  $  (1,297,230)


3.   SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant account policies adopted by the Company are as follows:

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Foreign currency translation

Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates. Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date. Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date. Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statements of operations. Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

Loss per share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Diluted loss per share is not presented separately from loss per share as the exercise of any options and warrants would be anti-dilutive.

Income taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Stock-based compensation

The Company has elected to follow the intrinsic value approach of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant. SFAS 123 permits companies to continue to follow APB 25 and provide pro-forma disclosure of the impact of applying the fair value method of SFAS 123.

The Company also adopted FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), with respect to certain provisions applicable to new awards, options repricings, and changes in grantee status. FIN 44 addresses practice issues related to the application of APB 25.

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

Stock-based compensation (cont'd...)

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services" ("EITF 96-18").

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that all business combinations be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. This statement also establishes criteria for separate recognition of intangible assets acquired in a purchase business combination. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The statement is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of this statement (resulting from a transitional impairment test) are to be reported as resulting from a change in accounting principle. Under an exception to the date at which this statement becomes effective, goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of this statement.

In July 2001, FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment on Disposal of Long-lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively.

The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

4.   ADVANCES RECEIVABLE

During the year ended December 31, 2000, the Company entered into a letter of intent with Air Armor Inc. to acquire all of its issued and outstanding shares of common stock in exchange for the issuance of 5,000,000 restricted shares of common stock of the Company. Pursuant to this letter of intent, the Company advanced $60,969 to Air Armor Inc. The advances receivable were unsecured, non-interest bearing with no fixed terms of repayment. The proposed transaction with Air Armor Inc. was subsequently cancelled. Due to uncertainty in collecting the full amount of the advances receivable, management decided to write-off $30,000 to operations during the year ended December 31, 2000. The remaining $30,969 was written-off to operations during the year ended December 31, 2001.

During the year ended December 31, 2001, the Company resolved to enter into an agreement to acquire all the issued and outstanding common stock of Travel Ties Inc. ("Travel Ties") in exchange for the issuance of 16,000,000 restricted shares of common stock of the Company. Of the 16,000,000 shares, 10,000,000 would be held in escrow and released on the basis of one share for every $1 of net earnings of the Company. In anticipation of this transaction, the Company advanced $116,342 to Travel Ties. The advances are unsecured, non-interest bearing with no fixed terms of repayment. Management decided not to proceed with the acquisition of Travel Ties. Due to uncertainty in collecting the full amount of the advances receivable, management decided to write-off the advances receivable of $116,342 to operations.

During the year ended December 31, 2001, the Company also entered into a memorandum of understanding to acquire the business and assets of Andromeda Leasing, Inc. ("Andromeda"), a privately held company. In anticipation of this transaction, the Company advanced $7,000 to Andromeda.

The fair value of advances receivable are not determinable as they have no specific terms of repayment.

5.   INTELLECTUAL AND PROPERTY RIGHTS

During the year ended December 31, 2001, the Company entered into an asset purchase agreement whereby the Company acquired from Panier, S.A. ("Panier") the intellectual and property rights to Panier's Booking Engine Software technology.

The purchase price was $5,426,695 consisting of a $1,000 cash payment (paid) and a $5,425,695 convertible debenture. The convertible debenture bears interest at 6% per annum.

The outstanding principal and accrued interest of the convertible debenture are repayable as follows:

     i) upon the date of a secondary public offering that includes a provision for such use of funds;

     ii) otherwise, from positive net earnings before interest, dividends, taxes and amortization ("Positive Cash Flow") of the Company.

The Company is obligated to repay the outstanding principal and interest of the debenture in the amount of 15% of Positive Cash
Flow (the "Amount Due") each time the Amount Due reaches
$100,000.

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

5.   INTELLECTUAL AND PROPERTY RIGHTS (cont'd...)

The holder of the debenture may convert the Amount Due (in $100,000 increments) into shares of common stock of the Company at a conversion price of $1 per share. The Company can exercise the conversion privilege if the market price of the Company's common stock exceeds the conversion price by at least 25%.

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

Management of the Company has chosen not to proceed with the acquisition of the Panier assets and, accordingly, the intellectual and property rights have been written-off to operations during the year ended December 31, 2001.

6.   NOTE PAYABLE

The note payable is unsecured and non-interest bearing with no fixed terms of repayment.

7.   COMMON STOCK

Common shares

On June 30, 1989, the Company issued 10,000 shares of common stock for proceeds of $1,000.

On July 16, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its authorized capital from 10,000 common shares to 25,000,000 common shares. The par value was unchanged at $0.001 per share.

On July 25, 1998, the Company implemented a 200:1 stock split. The number of outstanding common shares increased from 10,000 common shares to 2,000,000 common shares. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented.

On November 10, 1998, the Company issued 500,000 shares of common stock at an agreed value of $1,340 for services rendered, of which 340,000 common shares were issued at an agreed value of $340 to former officers and directors of the Company.

On June 29, 2000, the Company issued 3,500,000 shares of common stock at an agreed value of $0.30 per share for settlement of a portion of the note payable in the amount of $1,050,000.

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

7.   COMMON STOCK (cont'd...)


On January 17, 2001, the Company issued 900,000 units at $0.20 per unit for settlement of a portion of the note payable in the amount of $180,000. Each unit consists of one restricted share of common stock and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of common stock at a price of $0.25 for a period of two years.

On January 31, 2001, the Company issued 303,750 shares of common stock at an agreed value of $0.20 per share to directors of the Company for settlement of accounts payable of $60,750. The Company also issued to these directors 303,750 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.25 for a period of two years.

On January 31, 2001, the Company issued 598,474 shares of common stock at an agreed value of $0.20 per share to consultants of the Company for settlement of accounts payable of $119,695. The Company also issued to these consultants 598,474 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.25 for a period of two years.

On February 24, 2001, the Company issued 200,000 shares of common stock at an agreed value of $0.20 per share to a consultant of the Company for settlement of accounts payable of $40,000. The Company also issued to this consultant 200,000 non-transferable share purchase warrants entitling the holder to purchase one common share of common stock at a price of $0.37 for a period of two years.

On February 28, 2001, the Company increased its authorized share capital from 25,000,000 common shares to 100,000,000 common shares. The par value remained unchanged at $0.001 per share.

On April 4, 2001, the Company issued 50,000 shares of common stock at an agreed value of $0.35 per share to a consultant of the Company for settlement of accounts payable of $17,500.

On April 23, 2001, the Company issued 200,000 shares of common stock at an agreed value of $0.30 per share to a consultant of the Company for website development services rendered of $30,000 and prepaid website development services of $30,000. The Company also issued to this consultant 200,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.37 per share for a period of two years. At December 31, 2001, prepaid website development services of $27,600 had not been rendered. Accordingly, this amount was removed from prepaid expenses and recorded against additional paid-in capital as at December 31, 2001. Subsequent to December 31, 2001, the Company cancelled the underlying 92,000 shares of common stock relating to the prepaid services not rendered (Note 12).

On May 14, 2001, the Company issued 10,000 shares of common stock at an agreed value of $0.30 per share to a company for a charitable donation of $3,000. The charitable donation has been recorded as general and administration expenses in the statements of operations.

On May 16, 2001, the Company issued 240,000 units at $0.50 per unit for cash of $120,000. Each unit consisted of one restricted share of common stock and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of common stock at a price of $0.50 for a period of six months. The warrants expired unexercised during the current year.

On May 17, 2001, the Company issued 300,000 shares of common stock at $0.25 per share for cash of $75,000 on the exercise of warrants.

On July 3, 2001, the Company issued 100,000 shares of common stock at an agreed value of $0.25 per share to a director of the Company for settlement of accounts payable of $25,000.

On July 3, 2001, the Company issued 100,000 shares of common stock at an agreed value of $0.225 per share to a consultant of the Company for settlement of accounts payable of $22,500.

On September 17, 2001, the Company issued 100,000 shares of common stock at a price of $0.25 per share on the exercise of warrants for settlement of an amount due to a related party of $25,000.

On September 25, 2001, the Company issued 100,000 units at an agreed value of $0.05 per unit for settlement of a portion of the note payable in the amount of $5,000. Each unit consists of one restricted share of common stock and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of common stock at a price of $0.25 per share for a period of two years.

On September 25, 2001, the Company issued 43,750 shares of common stock at an agreed value of $0.10 per share for settlement of accounts payable of $4,375.

On November 8, 2001, the Company issued 695,000 and 520,000 shares of common stock at an agreed value of $0.065 per share to directors and officers of the Company for settlement of accounts payable of $45,175 and prepaid consulting services of $33,800, respectively. The Company also granted to these directors and officers 1,215,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.065 per share for a period of two years.

On November 8, 2001, the Company issued 160,000 and 200,000 shares of common stock at an agreed value of $0.065 per share to consultants of the Company for consulting services rendered of $10,400 and prepaid consulting services of $13,000, respectively. The Company also granted to these consultants 360,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.065 for a period of two years.

Additional paid-in capital

The excess of proceeds received for common shares over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

                   7.COMMON STOCK (cont'd...)

Warrants

In addition to warrants issued as part of the issuances of shares of common stock noted above, the following warrants were issued during the year ended December 31, 2001:

     a) On July 3, 2001, the Company granted 4,160,000 warrants to directors for purchase of shares of common stock at an agreed value of $0.30 per share for a period of five years. The warrants contain a cashless exercise feature and vest 50% immediately and 50% in equal amounts over a one year period.

     b) On September 21, 2001, the Company granted 520,000 warrants to a director for purchase of shares of common stock at an agreed value of $0.06 per share for a period of five years.
The warrants contain a cashless exercise feature and vest immediately.

     c) On September 21, 2001, the Company repriced 2,600,000 warrants granted to directors on July 3, 2001 from $0.30 per share to $0.06 per share. All other terms of the warrants granted on July 3, 2001 remained unchanged.

The following is a summary of the warrants outstanding at December 31, 2001:

      Number          Exercise
      of Shares       Price          Expiry Date

      900,000        $   0.25        January 17, 2003
      502,224        $   0.25        January 31, 2003
      200,000        $   0.37        February 24, 2003
      200,000        $   0.37        April 23, 2003
      100,000        $   0.25        September 25, 2003
    1,575,000        $   0.065       November 8, 2003
    2,600,000        $   0.06        July 3, 2006
    1,560,000        $   0.30        July 3, 2006
      520,000        $   0.06        September 21, 2006

Stock options

The Company approved the 2000 Stock Option Plan (the "Plan") for officers, employees and consultants of the Company. The Company has reserved 3,000,000 shares of common stock of its unissued share capital for the Plan. The Plan provides for vesting of options granted pro-rata over five months from the date of grant.

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

The following stock options were granted under the Plan during the year ended December 31, 2001:

     a) On January 31, 2001, the Company granted 325,000 stock options to officers and directors and granted 405,000 stock options to consultants at an exercise price of $0.275 per share. On September 21, 2001, the Company repriced 175,000 of the stock options granted to officers and directors from an exercise price of $0.275 per share to $0.10 per share. On October 1, 2001, the Company cancelled 60,000 of the stock options granted to consultants at an exercise price of $0.275 per share.

     b) On February 22, 2001, the Company granted 125,000 stock options to directors and granted 200,000 stock options to a consultant at an exercise price of $0.41 and $0.37 per share, respectively. On September 21, 2001, the Company repriced the 125,000 stock options granted to directors from an exercise price of $0.41 per share to $0.10 per share.

     c) On March 29, 2001, the Company granted 300,000 stock options to directors at an exercise price of $0.41 per share. On September 21, 2001, the Company repriced the 300,000 stock options granted to directors from an exercise price of $0.41 per share to $0.10 per share.

     d) On July 3, 2001, the Company granted 1,000,000 stock options to directors at exercise prices ranging from $0.33 per share to $0.90 per share. On September 21, 2001, the Company repriced 400,000 of the stock options granted to directors from an exercise price of $0.33 per share to $0.10 per share.

The following is a summary of the stock option activity during the year ended December 31, 2001:

(format change)

                                                              Weighted
                                                              Average
                                               Number         Exercise
                                              of Shares       Price

Outstanding, December 31, 1999 and 2000            -               -

Granted                                       2,355,000        $  0.43

Exercised                                          -               -

Cancelled                                        60,000           0.275

Cancelled on repricing                       (1,000,000)          0.35

Re-granted on repricing                       1,000,000           0.10
                                              ----------          -----
Outstanding, December 31, 2001                2,295,000        $  0.29
                                              ==========         =======
Weighted average fair value of options
   granted during the current period                           $  0.27


The following is a summary of the status of stock options outstanding at December 31,
2001:

                           Outstanding Options           Exercisable Options

                               Weighted
                               Average      Weighted                 Weighted
                               Remaining    Average                  Average
                               Contractual  Exercise                 Exercise
Exercise Price      Number     Life         Price       Number       Price

  $ 0.10            175,000    4.1 years    $ 0.10      175,000      $ 0.10
  $ 0.10            125,000    4.2 years    $ 0.10      125,000      $ 0.10
  $ 0.10            300,000    4.3 years    $ 0.10      300,000      $ 0.10
  $ 0.10            400,000    4.5 years    $ 0.10      400,000      $ 0.10
  $ 0.275           495,000    4.1 years    $ 0.275     495,000      $ 0.275
  $ 0.37            200,000    4.2 years    $ 0.37      200,000      $ 0.37
  $ 0.50            200,000    4.5 years    $ 0.50      200,000      $ 0.50
  $ 0.70            200,000    4.5 years    $ 0.70      200,000      $ 0.70
  $ 0.90            200,000    4.5 years    $ 0.90      200,000      $ 0.90

(format change)

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

7.   COMMON STOCK (cont'd...)

Stock based compensation

Included in stock options granted during the year are 605,000 stock options to consultants and non-employees as well as 1,750,000 stock options to directors in their role as consultants which are accounted for under SFAS 123 and EITF 96-18. Included in warrants granted during the year are 4,680,000 warrants to directors in their role as consultants which are also accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the stock options and warrants are marked to fair value through charges to the statements of operations. Total stock-based compensation recognized during the year ended December 31, 2001 was $1,493,520. This amount was recorded in the statements of operations as consulting fees of $1,392,666 and professional fees of $100,854.

The assumptions used in calculating the fair value of stock options and warrants granted using the Black-Scholes option pricing model are as follows:

                                  2001           2000

Risk-free interest rate       3.25% to 4.76%       -
Expected life of the options     3 years           -
Expected volatility        171.08% to 211.43%      -
Expected dividend yield             -              -

8.   INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:
                                  2001             2000

Loss before income taxes       $(2,147,261)     $ (229,125)
Income tax recovery            $   730,070      $   90,500
Unrecognized benefit of
 operating loss carry-forwards    (730,070)        (90,500)
Income tax recovery            $         -      $        -

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

8.   INCOME TAXES (cont'd...)

Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

                                   2001             2000
Deferred tax assets:
     Loss carryforwards         $  1,168,580      $  451,500
     Valuation allowance          (1,168,580)       (451,500)
                                 ------------      -----------
                                $          -      $        -

The Company has approximately $3,437,000 (2000 - $1,290,000) of operating loss carryforwards which expire beginning in 2018.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

9.   RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in these financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

     a) During the year ended December 31, 2001, the Company paid or accrued $193,250 (2000 - $73,250) in consulting fees to directors and to a company related by a common director.

     b) Included in accounts payable as at December 31, 2001 is $14,588 (2000 - $23,750) due to directors of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

10.  COMMITMENTS

At December 31, 2001, the Company has future commitments as follows:

     a) The Company entered into a director employment agreement with a director of the Company for an annual salary of US$80,000, effective July 1, 2001 until June 30, 2002.

     b) The Company renewed director employment agreements with two directors of the Company for annual salaries of US$108,000 and US$6,000, respectively, until September 30, 2002.

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

11.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended December 31, 2001, the following non-cash investing and financing activities occurred:

     a) The Company issued 1,000,000 shares of common stock at an agreed value of $185,000 for settlements of a portion of the note payable totaling $185,000.

     b) The Company issued 2,090,974 shares of common stock at an agreed value of $334,995 for settlements of accounts payable totaling $334,995.

     c) The Company issued 100,000 shares of common stock at an agreed value of $25,000 for settlement of an amount due to a related party totaling $25,000.

     d) The Company issued 100,000 shares of common stock at an agreed value of $30,000 for prepaid website development service of $30,000.

     e) The Company issued 720,000 shares of common stock for prepaid consulting services of $46,800.

During the year ended December 31, 2000, the following non-cash investing and financing activities occurred:

     f) The Company issued 3,500,000 shares of common stock at an agreed value of $1,050,000 for settlement of a portion of the note payable totaling $1,050,000.

12.  SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2001:

     a) On January 7, 2002, the Company issued 200,000 shares of common stock at an agreed value of $0.07 per share to a director of the Company for settlement of accounts payable of $14,000. The Company also issued to this director 200,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.07 per share for a period of two years.

     b)   On January 7, 2002, the Company issued 50,000 and
75,000 shares of common stock at an agreed value of $0.10 and $0.712 per share, respectively, to consultants of the Company for settlement of accounts payable of $5,000 and $5,340, respectively.

     c) On January 7, 2002, a director of the Company resigned from the Company's Board of Directors effective December 31, 2001. As a result, 2,600,000 warrants originally granted to this director on July 3, 2001 were cancelled and 500,000 stock options originally granted to this director on July 3, 2001 were rescinded. The Company also offered to convert accounts payable of $10,475 owing to this director at December 31, 2001 to a convertible promissory note which would bear interest at a rate of 4% per annum, payable quarterly. The convertible promissory note would be due on December 31, 2002. The convertible promissory note could be converted into common shares of the Company at a 25% discount to the market based closing trading price on December 31, 2002 in lieu of cash.

     d)   On January 7, 2002, the Company cancelled 10,000 and
92,000 shares of common stock relating to shares of common stock previously issued for a charitable donation and for prepaid website development services not rendered.

     e) On February 22, 2002, the Company renegotiated the private placement of 240,000 units at $0.50 per unit for cash completed on May 16, 2001. Under the terms of the renegotiated private placement, the Company intends to issue an additional 560,000 shares of common stock at $0.001 per share in order to modify the subscription price from $0.50 per share to $0.15 per share. The revised subscription price approximates the discounted price of one share of restricted common stock that the Company believes it could have received had it undertaken a financing of restricted stock on May 16, 2001. Furthermore, the Company intends to issue a repayment guarantee to the holder of these shares of common stock in the amount of $120,000 that becomes payable by May 31, 2003 provided the shares of common stock cannot be sold to current shareholders or third parties.




13.  FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, advances receivable, accounts payable and accrued liabilities and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximate their carrying values.


14.  COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform with the current year's presentation.


15.  SEGMENTED INFORMATION

The Company's operations are conducted in one business segment in Canada.

                            SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


LITEWAVE CORP.


/s/ Ian Lambert                           Dated: April 11, 2002
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: April 11, 2002
    Harvey Lawson,
    Secretary, Director