Form 10KSB/A
period 2001-12-31
LITEWAVE CORP
filed 2002-04-23
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      FORM 10-KSB/A

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

TTI had been the business of marketing benefit programs including an exhaustive portfolio of travel products through both traditional channels and the Internet. In anticipation of this transaction, the Company had advanced $116,342 to Travel Ties. Subsequent to such advances being made, the Company rescinded the acquisition agreement for Travel Ties. The advances are unsecured, non-interest bearing with no fixed terms of repayment. The Company has written this off believing the amount to be uncollectable, as TTI does not appear to be operational any more.

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

The Company has raised approximately $43,000 by way of loans to fund the development and delivery of affinity marketing programs, corporate overhead and new business acquisition costs. In February 2001, the Company completed a private placement of $180,000 by way of issuance of 900,000 restricted common shares at $0.20 per share from conversion of loans in 2001, together with share purchase warrants exercisable for a period of two years to purchase a share of common stock at a price of $0.25 per share. In May 2001, the Company completed a private placement of $120,000 for 240,000 shares at $0.50 per share. Also, the Company issued 400,000 shares at $0.25 per share for exercise of warrants, totaling $100,000. In September 2001, the Company issued 100,000 shares at an agreed value of $0.05 per share.

Throughout the fiscal year 2001, the Company issued 3,170,974 shares at market prices at the time ranging between $0.065 and $0.40 per share to settle $452,195 of services related payables.

In April 2001, the Company issued 400,000 shares of common stock at $0.20 to $0.30 per share to consultants of the Company for settlement of accounts payable, services rendered and services to be rendered of $100,000. In April 2001, the Company issued 50,000 shares of common stock at $0.35 per share to a consultant of the Company for settlement of accounts payable and services rendered of $17,500 Also, the Company issued 100,000 shares of common stock at an agreed value of $0.225 per share to a consultant of the Company for settlement of accounts payable and services rendered of $22,500.

In June, 2001 the Company issued 100,000 shares of common stock at an agreed value of $0.25 per share to a consultant of the Company for settlement of accounts payable and services rendered of $25,000, and 100,000 shares of common stock at an agreed value of $0.225 per share to a consultant of the Company for settlement of accounts payable and services rendered of $22,500.

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

In April 2001, the Company issued 400,000 shares of common stock at an agreed value of $0.20 to $0.30 per share to consultants of the Company for settlement of accounts payable, services rendered and services to be rendered of $100,000. The Company also issued to these consultants 400,000 non-transferable share purchase warrants entitling the holder to purchase one common share of common stock at $0.37 per share expiring in two years.

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

In September 2001, the Company issued 100,000 units at an agreed value of $0.05 per share for settlement of a portion of the note payable in the amount of $5,000. Each units consists of one common share together with a non-transferable warrant to purchase one common share at a price of $0.25 per share expiring in two years.

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

Expenses. For the period from January 1, 2001 to December 31, 2001, the Company incurred expenses of $1,680,185 for consulting, including $156,396 in fees to Messrs. Hardesty, Lambert and Lawson and $1,392,666 for stock based compensation; $9,889 for marketing and investor relations; professional accounting and legal fees of $188,775, including stock based compensation of $100,854; foreign exchange gain of 9,002; general and administrative expenses of $7,054; transfer agent and filing fees of $7,225; rent of $4,002; salaries and benefits of 2,938; travel costs of $49,416; website development cots of $33,513; and $24,955 for telephone expenses; $147,311 for write down of receivables; and $1,000 for write down of intellectual and property rights.

Expenses for the previous year ended December 31, 2000 were $86,356 for consulting, including $73,250 in fees to Messrs. Lambert and Lawson and consultants fees of $13,106 for management and technical planning; foreign exchange loss of 5,878; $4,813 for marketing and investor relations; professional accounting and legal fees of $79,888; general and administrative expenses of $2,888; transfer agent and filing fees of $1,429; rent of $5,135; travel costs of $8,601; website development cots of $757; and $3,380 for telephone expenses; $30,000 for write down of receivables.

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


Liquidity and Capital Resources.

Hemisphere and Associates Ltd., has advanced a total of $43,200 as loans to the Company to cover operating costs during 2001. A private placement of $120,000 was completed during 2001, warrants in the amount of $100,000 were exercised, notes were converted to shares in the amount of 185,000, and shares were issued for services totaling $424,595. As of December 31, 2001, the working capital deficiency was $72,036, including a note payable of $43,198.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations. As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2002. The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $72,036 at December 31, 2001. The Company is pursuing private placements to finance business development and settled the outstanding note payable of $43,200 at December 31, 2001 by conversion to private placement shares. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next three months that will provide adequate working capital for the next twelve months.

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

(1) Mr. Hardesty became President on June 25, 2001.

(2) Mr. Lambert was President from February, 1999 to June 25, 2001.




B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan. There were no options granted as at December 31, 2000. At December 31, 2001, a total of 2,295,000 options have been granted to Directors, Employees and Consultants.



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

(3) Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended December 31, 2000

(4) Incorporated by reference to the Registrant's Quarterly
Report on Form 10QSB for the quarter ended March 31, 2001

The following documents are filed as part of this report under
Part II, Item 7:

Audited Financial Statements and notes thereto: Pages F-1 to F-10

                         LITEWAVE CORP.
                 (A Development Stage Company)


                       FINANCIAL STATEMENTS
                   (Expressed in U.S. Dollars)


                        DECEMBER 31, 2001


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


                                      /s/ Davidson & Company
Vancouver, Canada                       Chartered Accountants
March 19, 2002

(Format change)
                                      LITEWAVE CORP.
                              (A Development Stage Company)
                                      BALANCE SHEETS
                               (Expressed in U.S. Dollars)
                                     AS AT DECEMBER 31

                                         2001                2000
                                        ------              ------
ASSETS

Current
  Cash                                $      271         $    2,109
  Receivables                              2,146              8,871
  Prepaid expenses                        12,706               -
                                      -----------         -----------
Total current assets                      15,123             10,980

Advances receivable (Note 4)               7,000             30,969
                                      -----------         -----------
Total assets                              22,123             41,949
                                      ===========         ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued
    liabilities                       $   43,961        $   113,667
  Note payable (Note 6)                   43,198            172,172
                                      -----------         -----------
Total current liabilities                 87,159            285,839
                                      -----------         -----------

                                      LITEWAVE CORP.
                              (A Development Stage Company)
                                BALANCE SHEETS (continued)
                               (Expressed in U.S. Dollars)
                                     AS AT DECEMBER 31

Commitments (Note 10)

Stockholders' deficiency
  Capital stock (Note 7)
    Authorized
      100,000,000 common shares
      with a par value of $0.001
      (2000 - 25,000,000)
    Issued
      10,280,974 common shares
      (2000 - 6,000,000)                  10,821              6,000
  Additional paid-in capital           3,368,634           1,047,340
  Deficit accumulated during
    the development stage             (3,444,491)         (1,297,230)
                                      -----------         -----------
Total stockholders' deficiency           (65,036)           (243,890)
                                      -----------         -----------
Total liabilities and
  stockholders' deficiency             $  22,123           $  41,949
                                      ===========         ===========

History and organization of the Company (Note 1)

The accompanying notes are an integral part of these financial statements.

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                               (Expressed in U.S. Dollars)
                                STATEMENTS OF OPERATIONS

                         Cumulative
                         Amounts From
                         Inception on        Year Ended December 31,
                         June 30, 1989
                         to December 31,     -----------------------
                         2001                2001          2000


EXPENSES
Consulting                2,031,074       1,680,185       86,356
Foreign Exchange
  (gain) loss                13,802          (9,002)       5,878
General and
    administrative           46,243           7,054        2,888
Marketing and
    promotion                56,562           9,889        4,813
Professional fees           298,376         188,775       79,888
Rent                         41,587           4,002        5,135
Salaries and benefits        29,307           2,938          -
Telephone and utilities      65,235          24,955        3,380
Transfer agent and
    filing fees              22,871           7,225        1,429
Travel                      260,932          49,416        8,601
Website development          47,191          33,513          757
                          ----------       ---------    ---------
                          2,913,180       1,998,950      199,125


                                     LITEWAVE CORP.
                              (A Development Stage Company)
                               (Expressed in U.S. Dollars)
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

                                      LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                               (Expressed in U.S. Dollars)

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

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                               (Expressed in U.S. Dollars)

                                    Cumulative
                                    Amounts From
                                    Inception on
                                    June 30, 1989    Year Ended December 31,
                                    to December 31,  ----------------------
                                        2001           2001           2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period               $(3,444,491)     $(2,147,261)  $(229,125)

  Adjustments to reconcile loss to net
    cash used in operating activities:
   Write-down of capital assets         353,000            -             -
   Write-down of advances receivable    177,311        147,311        30,000
   Write-down of intellectual and
     property rights                      1,000          1,000           -
   Consulting expenses paid by shares
     of common stock                     11,740         10,400           -
   Consulting expenses paid by stock
     options and warrants             1,392,666      1,392,666           -
   General and administrative expenses
     paid by shares of common stock       3,000          3,000           -
   Professional fees paid by stock
     options                            100,854        100,854           -
   Website development expenses paid
     by shares of common stock           32,400         32,400           -
Changes in non-cash working capital items
 (Increase) decrease in receivables      (2,146)         6,725        (3,138)

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS (continued)
                               (Expressed in U.S. Dollars)

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

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS (continued)
                               (Expressed in U.S. Dollars)



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

                                           2001           2000

Working capital (deficiency)             (72,036)       (274,859)
Deficit accumulated during the
  development stage                 $ (3,444,491)  $  (1,297,230)





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

On April 23, 2001, the Company issued 200,000 shares of common stock at an agreed value of $0.30 per share to a consultant of the Company for website development services rendered of $30,000 and prepaid website development services of $30,000. The Company also issued to this consultant 200,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.37 per share for a period of two years. At December 31, 2001, prepaid website development services of $27,600 had not been rendered. Accordingly, this amount was removed from prepaid expenses and recorded against additional paid-in capital as at December 31, 2001. Furthermore, the 200,000 non-transferable share purchase warrants were cancelled effective December 31, 2001.

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








                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                       DECEMBER 31, 2001

7.   COMMON STOCK (cont'd...)

The following is a summary of the warrants outstanding at December 31, 2001:

      Number          Exercise
      of Shares       Price          Expiry Date

      900,000        $   0.25        January 17, 2003
      502,224        $   0.25        January 31, 2003
      200,000        $   0.37        February 24, 2003
      100,000        $   0.25        September 25, 2003
    1,575,000        $   0.065       November 8, 2003
    2,600,000        $   0.06        July 3, 2006
    1,560,000        $   0.30        July 3, 2006
      520,000        $   0.06        September 21, 2006

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


LITEWAVE CORP.


/s/ Ian Lambert                           Dated: April 22, 2002
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: April 22, 2002
    Harvey Lawson,
    Secretary, Director