Form 10QSB
period 2002-03-31
LITEWAVE CORP
filed 2002-05-22
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
                            FORM 10-QSB

  (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2002

                                    OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.


                       Commission File No. 0-27713

                              LITEWAVE CORP.
            (Name of Small Business Issuer in its Charter)


Nevada,  U.S.A.                                          95-4763671
(State or other Jurisdiction                          (IRS Employer
of Incorporation or Organization)               Identification No.)


Suite 400, 609 west Hastings Street, Vancouver, BC          V6B 4W4
(Address of Principal Executive Offices)                 (Zip Code)


                      Issuer's Telephone Number
                            (604) 233-6404


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

     As of March 31, 2002: 11,705,974 shares of common stock were outstanding.



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

            SIGNATURES




     PART I

ITEM 1.  FINANCIAL STATEMENTS



                           LITEWAVE CORP.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS
                 (Unaudited Prepared by Management)

                          MARCH 31,  2002

(format change)

                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                       BALANCE SHEETS
                             (Unaudited Prepared by Management)

                                          March 31,              December 31,
                                            2002                     2001
ASSETS

Cash and cash equivalents                  $      407             $      271
Accounts receivable                             2,337                  2,146
Prepaid expenses                               12,706                 12,706
                                           -----------            ------------
                                               15,450                 15,123

Advances receivable (Note 4)                    7,000                  7,000
                                           -----------            ------------
                                           $   22,450             $   22,123
                                           ===========            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and
       accrued liabilities                 $   45,973             $   43,961
Notes payable (Note 6)                         54,830                 43,198
                                           -----------            ------------
                                              100,803                 87,159
                                           -----------            ------------



                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                 BALANCE SHEETS (continued)
                             (Unaudited Prepared by Management)

Stockholders' deficit
     Capital stock (Note 7)
          Authorized
            100,000,000 common shares
            with a par value of $0.001
          Issued
            11,705,974 common shares
            (December 31, 2001
            10,820,974 common shares)          11,706                 10,821
     Additional paid in capital             3,392,089              3,368,634


     Deficit accumulated during
       the development stage               (3,382,148)            (3,444,491)
                                           -----------           ------------
                                              (78,353)               (65,036)
                                           -----------           ------------

                                           $   22,450              $  22,123
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


                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                  STATEMENTS OF OPERATIONS
                             (Unaudited Prepared by Management)


                             Cumulative
                             Amounts From
                             Inception on         Three Month Period Ended
                             June 30, 1989        March 31,        March 31,
                          to March 31, 2002          2002            2001


EXPENSES

  Consulting                 2,063,050               31,976         42,538
  Foreign Exchange (gain) loss  11,654               (2,148)             -
  General and
    administrative              47,185                  942          1,520
  Marketing and
    promotion                   56,562                    -              -
  Professional Fees            298,651                  275         34,438
  Rent                          42,350                  763          1,375
  Salaries, Benefits            29,965                  658              -
  Telephone, Utilities          65,421                  186            915
  Transfer Agent, Filing Fees   22,996                  125          2,619
  Travel                       260,932                    -          3,550
  Website Development           52,191                5,000            385





                                       LITEWAVE CORP.
                                (A Development Stage Company)
                            STATEMENTS OF OPERATIONS (continued)
                             (Unaudited Prepared by Management)

OTHER ITEMS
  Write-down of capital assets 353,000                    -              -
  Write-down of advances
    receivable (Note 4)        177,191                 (120)        30,969
 Write-down of intellectual and
    Property rights (Note 5)     1,000                    -              -
                             ----------            ---------      ---------

 Loss for the period       $(3,482,148)           $ (37,657)     $(260,264)
                           ============           ==========     ==========

Basic and dilutive loss per share                  $  (0.00)      $  (0.04)
                                                  ==========      =========

Weighted average number of
  common shares outstanding                      11,263,474      7,181,458
                                                 ===========     ==========


The accompanying notes are an integral part of these financial statements.


                                       LITEWAVE CORP.
                                (A Development Stage Company)
                             STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (Unaudited Prepared by Management)
                                                        Deficit
                                                        Accumulated
                        Common Stock       Additional   During the
                     --------------------    Paid-in    Development
                      Shares       Amount    Capital    Stage           Total

Balance from inception
   June 30, 1989 to
   December 31, 1997  2,000,000   $ 2,000   $      -    $  (2,000)    $     -

  Shares issued for
    services            500,000       500        840            -       1,340

  Loss for the year           -         -          -       (2,020)     (2,020)
                      ---------   ---------  ---------    --------    ---------
Balance, December 31,
  1998                2,500,000     2,500        840       (4,020)       (680)

 Loss for the year            -         -          -   (1,064,085) (1,064,085)
                      ---------   ---------  ---------   ---------   ----------
Balance, December 31,
  1999                2,500,000     2,500        840   (1,068,105) (1,064,765)

Shares issued on
 settlement of debt   3,500,000     3,500  1,046,500            -   1,050,000

Loss for the year         -         -         -          (229,125)  ( 229,125)
                      ---------  ---------  ---------     --------  ----------

                                       LITEWAVE CORP.
                                (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)
                             (Unaudited Prepared by Management)

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
                     ==========  ======== ==========   ===========   ========


                                       LITEWAVE CORP.
                                (A Development Stage Company)
                             STATEMENTS OF STOCKHOLDERS' DEFICIT
                             (Unaudited Prepared by Management)

Shares issued for
 services                50,000        50      4,950          -         5,000
Shares issued for settlement
 of accounts payable     75,000        75      5,265          -         5,340
Shares issued on settlement
 of amount due to related
 party                  200,000       200     13,800          -        14,000
Shares issued for settlement
 of renegotiated
 private placement      560,000       560       (560)         -             -


Loss for the period           -         -          -      (37,657)    (37,657)
                      ---------  --------  ---------    ----------   ---------
Balance,
 March 31, 2002      11,705,974   $11,706 $3,392,089  $(3,482,148)    (78,353)
                     ==========  ======== ==========   ===========   =========


The accompanying notes are an integral part of these financial statements.

                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                             (Unaudited Prepared by Management)


                                        Cumulative
                                        Amounts From             Three Month
                                        Inception on            Period Ended
                                        June 30, 1989             March 31,
                                      to March 31, 2002      2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                    $(3,482,148)     $(37,657)  $(260,264)
  Adjustment to reconcile loss to net
   cash used in operating activities:
    Write-down of capital assets             353,000             -           -
    Write-off of intellectual and
    Property rights                            1,000             -           -
    Write-off of advances receivable         177,191          (120)     30,969
    Consulting expenses paid by shares
     of common stock                          17,080         5,340           -
    Consulting expenses paid by
     stock options and warrants            1,392,666             -      51,392
    General and administrative expenses
     paid by shares of common stock            3,000             -           -
    Professional fees paid by stock options  100,854             -      90,563
    Website development expenses paid
     by shares of common stock                37,400         5,000           -




                                       LITEWAVE CORP.
                                (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS (continued)
                             (Unaudited Prepared by Management)


  Changes in non-cash working capital items
    (Increase) decrease in receivables       (2,337)          (191)       (350)
    Decrease in prepaid expenses             34,094              -           -
    Increase (decrease)in accounts payable
      and accrued liabilities               370,748         (8,208)     40,735
                                          -----------     ---------   ---------
  Net cash used in operating activities    (997,452)       (35,836)    (46,955)
                                          -----------     ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances receivable                      (184,311)             -     (36,186)
  Acquisition of capital assets            (353,000)             -           -
  Acquisition of intellectual and
    property rights                          (1,000)             -           -
                                       -----------        ---------   ---------

  Net cash used in investing activities    (538,311)             -     (36,186)
                                         -----------      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Indebtedness                               -              -       1,504
  Issuance of Common stock                  221,340         24,340           -
  Notes payable                           1,289,830         11,632      54,528
  Due to related party                       25,000              -      25,000
                                        -----------      ---------    ---------
  Net cash provided by financing
   activities                             1,536,170         35,972      81,032
                                         -----------      ---------   ---------

                                       LITEWAVE CORP.
                                (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS (continued)
                             (Unaudited Prepared by Management)

Change in cash and cash equivalents
  for the period                               407             136      (2,109)

Cash and cash equivalents,
 beginning of period                             -             271       2,109
                                         -----------      ---------   ---------

Cash and cash equivalents,
 end of period                                 407             407           -

                                         ===========     ===========  =========

Cash paid during the period for:
  Interest                               $       -        $      -    $      -
  Income taxes                                   -               -           -
                                         ===========     ==========   =========


The accompanying notes are an integral part of these financial statements.



(format change)

                           LITEWAVE CORP.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                (Expressed in United States Dollars)
                            (Unaudited)
                           MARCH 31, 2002

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


                                         March 31,   December 31,
                                            2002         2001
Deficit accumulated during
  the development stage                $(3,482,148)  $(3,444,491)

Working capital (deficiency)               (85,353)      (72,036)



                           LITEWAVE CORP.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                (Expressed in United States Dollars)
                            (Unaudited)
                           MARCH 31, 2002


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

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        MARCH 31, 2002

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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







                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        MARCH 31, 2002

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






                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        MARCH 31, 2002

3.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

7.   COMMON STOCK

Common shares

a) On January 7, 2002, the Company issued 200,000 shares of common stock at an agreed value of $0.07 per share to a director of the Company for settlement of accounts payable of $14,000. The Company also granted this director 200,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.07 per share for a period of two years.

     b)   On January 7, 2002, the Company issued 50,000 and
75,000 shares of common stock at an agreed value of $0.10 and $0.712 per share, respectively, to consultants of the Company for settlement of accounts payable of $5,000 and $5,340, respectively.


                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        MARCH 31, 2002


7.COMMON STOCK (cont'd...)

     c) On February 22, 2002, the Company renegotiated the private placement of 240,000 units at $0.50 per unit for cash completed on May 16, 2001. Under the terms of the renegotiated private placement, the Company intends to issue an additional 560,000 shares of common stock at $0.001 per share in order to modify the subscription price from $0.50 per share to $0.15 per share. The revised subscription price approximates the discounted price of one share of restricted common stock that the Company believes it could have received had it undertaken a financing of restricted stock on May 16, 2001.

Additional paid-in capital

The excess of proceeds received for common shares over their par value of $0.001, less share issue costs, is credited to additional paid-in capital.


Warrants

In addition to warrants issued as part of the issuances of shares of common stock noted above, the following warrants were cancelled during the period ended March 31, 2002:

     a) On January 7, 2002, a director of the Company resigned from the Company's Board of Directors effective December 31, 2001. As a result, 2,600,000 warrants originally granted to this director on July 3, 2001 were cancelled and 500,000 stock options originally granted to this director on July 3, 2001 were rescinded.

The following is a summary of the warrants outstanding at March 31, 2002:

      Number          Exercise
      of Shares       Price          Expiry Date

      900,000        $   0.25        January 17, 2003
      502,224        $   0.25        January 31, 2003
      200,000        $   0.37        February 24, 2003
      200,000        $   0.37        April 23, 2003
      100,000        $   0.25        September 25, 2003
    1,575,000        $   0.065       November 8, 2003
    1,300,000        $   0.06        July 3, 2006
      260,000        $   0.30        July 3, 2006
      520,000        $   0.06        September 21, 2006

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

The following stock options were cancelled under the Plan during the period ended March 31, 2002:

     a) On January 7, 2002, a director of the Company resigned from the Company's Board of Directors effective December 31,
2001. As a result, 500,000 stock options originally granted to this director on July 3, 2001 were rescinded.


The following is a summary of the stock option activity during the period ended March 31, 2002:

(format change)

                                                              Weighted
                                                              Average
                                               Number         Exercise
                                              of Shares       Price

Outstanding, December 31, 1999 and 2000             -               -

Outstanding, December 31, 2001                2,295,000        $  0.29
                                              ----------          -----
Granted                                             -               -

Exercised                                           -               -

Cancelled                                       500,000           0.46
                                              ----------          -----
Outstanding, March 31, 2002                   1,795,000        $  0.24
                                              ==========         =======
Weighted average fair value of options
   granted during the current period                           $    -


The following is a summary of the status of stock options outstanding at December 31,
2001:

                           Outstanding Options           Exercisable Options

                               Weighted
                               Average      Weighted                 Weighted
                               Remaining    Average                  Average
                               Contractual  Exercise                 Exercise
Exercise Price      Number     Life         Price       Number       Price

  $ 0.10            175,000    3.8 years    $ 0.10      175,000      $ 0.10
  $ 0.10            125,000    3.9 years    $ 0.10      125,000      $ 0.10
  $ 0.10            300,000    4.0 years    $ 0.10      300,000      $ 0.10
  $ 0.10            200,000    4.2 years    $ 0.10      200,000      $ 0.10
  $ 0.275           495,000    3.8 years    $ 0.275     495,000      $ 0.275
  $ 0.37            200,000    3.9 years    $ 0.37      200,000      $ 0.37
  $ 0.50            100,000    4.2 years    $ 0.50      100,000      $ 0.50
  $ 0.70            100,000    4.2 years    $ 0.70      100,000      $ 0.70
  $ 0.90            100,000    4.2 years    $ 0.90      100,000      $ 0.90

(format change)
                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        MARCH 31, 2002


7.   COMMON STOCK (cont'd...)

Stock based compensation

Included in stock options granted during the prior year were 605,000 stock options to consultants and non-employees as well as 1,750,000 stock options to directors in their role as consultants which are accounted for under SFAS 123 and EITF 96-18. Included in warrants granted during the prior year were 4,680,000 warrants to directors in their role as consultants which are also accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the stock options and warrants are marked to fair value through charges to the statements of operations. Total stock-based compensation recognized during the year ended December 31, 2001 was $1,493,520. This amount was recorded in the prior year statement of operations as consulting fees of $1,392,666 and professional fees of $100,854.

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

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        MARCH 31, 2002


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

9.   RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in these financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

     a) During the period ended March 31, 2002, the Company paid or accrued $31,976 (2001 - $28,000) in consulting fees to directors and to a company related by a common director.

     b) Included in accounts payable as at March 31, 2002 is $28,188 (2001 - $25,000) due to directors of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.




                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        MARCH 31, 2002

10.  COMMITMENTS

At March 31, 2002, the Company has future commitments as follows:

     a) The Company renewed director employment agreements with two directors of the Company for annual salaries of US$108,000 and US$6,000, respectively, until September 30, 2002.


11.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the period ended March 31, 2002, the following non-cash investing and financing activities occurred:

     a) The Company issued 75,000 shares of common stock at an agreed value of $5,340 for settlements of accounts payable totaling $5,340.

     b) The Company issued 200,000 shares of common stock at an agreed value of $14,000 for settlement of an amount due to a related party totaling $14,000.

     c) The Company issued 50,000 shares of common stock at an agreed value of $5,000 for prepaid website development service of $5,000.

12.  SUBSEQUENT EVENTS

The following events occurred subsequent to March 31, 2002:

     a) On April 5, 2002, a director of the Company resigned from the Company's Board of Directors. As a result, 1,300,000 warrants originally granted to this director on July 3, 2001 were cancelled and 500,000 stock options originally granted to this director on July 3, 2001 were rescinded.

b)   On May 21, 2002, the Company cancelled 10,000 and
92,000 shares of common stock relating to shares of common stock previously issued for a charitable donation and for prepaid website development services not rendered.



                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        MARCH 31, 2002


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


ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At March 31, 2002, the Company had a working capital deficiency of approximately $85,353 in Notes payable of $54,830 and current payables of $45,973.
Since that date, sufficient shareholder loans have been advanced to fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans for up to twelve months.

Based upon the low monthly overhead associated with current Operations, the Company believes that it has sufficient cash on hand and financing arrangements made to meet its anticipated needs for working capital, capital expenditures and business expansion for the next twelve months of operations, before any revenues are obtained. Should the business expand, the Company will need to raise additional capital.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at March 31, 2002, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

Capital Requirements & Use of Funds

Since year end December 31, 2000, Hemisphere and Associates,
Inc., a non-related party, has caused to be loaned to the Company a net total of approximately $44,353, at no interest.

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

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     NONE

ITEM 2.  CHANGES IN SECURITIES

     a) On January 7, 2002, the Company issued 200,000 shares of common stock at an agreed value of $0.07 per share to a director of the Company for settlement of accounts payable of $14,000. The Company also granted this director 200,000 non-transferable share purchase warrants entitling the holder to purchase one share of common stock at a price of $0.07 per share for a period of two years.

     b)   On January 7, 2002, the Company issued 50,000 and
75,000 shares of common stock at an agreed value of $0.10 and $0.712 per share, respectively, to consultants of the Company for settlement of accounts payable of $5,000 and $5,340, respectively.

     c) On February 22, 2002, the Company renegotiated the private placement of 240,000 units at $0.50 per unit for cash completed on May 16, 2001. Under the terms of the renegotiated private placement, the Company intends to issue an additional 560,000 shares of common stock at $0.001 per share in order to modify the subscription price from $0.50 per share to $0.15 per share. The revised subscription price approximates the discounted price of one share of restricted common stock that the Company believes it could have received had it undertaken a financing of restricted stock on May 16, 2001. Furthermore, the Company intends to issue a repayment guarantee to the holder of these shares of common stock in the amount of $120,000 that becomes payable by May 31, 2003 provided the shares of common stock cannot be sold to current shareholders or third parties.

     d) On January 7, 2002, the Company cancelled 500,000 stock options under its Stock Option Plan to a director at an average exercise price of $0.46 per share.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

     No reports on Form 8-K were filed during the quarterly period covered by this report



                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


LITEWAVE CORP.


/s/ Ian Lambert                           Dated: May 21, 2002
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: May 21, 2002
    Harvey Lawson,
    Secretary, Director