Form 10QSB
period 2002-06-30
LITEWAVE CORP
filed 2002-08-22
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC  20549
                            FORM 10-QSB

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended June 30, 2002

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

    YES [X]    NO [ ]

     As of June 30, 2002: 11,705,974 shares of common stock were outstanding.



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

            SIGNATURES




     PART I


ITEM 1.  FINANCIAL STATEMENTS



                           LITEWAVE CORP.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS
                 (Unaudited Prepared by Management)

                          JUNE 30,  2002

(format change)

                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                       BALANCE SHEETS
                             (Unaudited Prepared by Management)

                                            June 30,              December 31,
                                              2002                   2001
ASSETS

Cash and cash equivalents                  $      100             $      271
Accounts receivable                             1,838                  2,146
Prepaid expenses                               12,706                 12,706
                                           -----------            ------------
                                               14,644                 15,123

Advances receivable (Note 4)                    7,000                  7,000
                                           -----------            ------------
                                           $   21,644             $   22,123
                                           ===========            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and
       accrued liabilities                 $   84,662             $   43,961
Notes payable (Note 6)                         57,530                 43,198
                                           -----------            ------------
                                              142,192                 87,159
                                           -----------            ------------



                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                 BALANCE SHEETS (continued)
                             (Unaudited Prepared by Management)

Stockholders' deficit
     Capital stock (Note 7)
          Authorized
            100,000,000 common shares
            with a par value of $0.001
          Issued
            11,705,974 common shares
            (December 31, 2001
            10,820,974 common shares)          11,706                 10,821
     Additional paid in capital             3,392,089              3,368,634


     Deficit accumulated during
       the development stage               (3,524,343)            (3,444,491)
                                           -----------           ------------
                                             (120,548)               (65,036)
                                           -----------           ------------

                                           $   21,644              $  22,123
                                           ===========           ============


History and organization of the Company (Note 1)
The accompanying notes are an integral part of these financial statements.


                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                  STATEMENTS OF OPERATIONS
                             (Unaudited Prepared by Management)
                            Cumulative
                           Amounts From
                           Inception on  Three Month Period Ended  Six Month Period Ended
                           June 30, 1989    June 30,   June 30,    June 30,  June 30,
                         to June 30, 2002     2002       2001        2002      2001

EXPENSES
  Accounting and legal        $165,434     $  11,612  $ 21,395    $ 11,887   $   55,833
  Consulting                   490,855        28,500    97,428      60,476      139,966
  General and
    administrative              70,139         4,826     7,626       2,700        9,146
  Marketing and
    promotion                   47,957             -     1,284           -        1,284
  Rent                          40,329             -     1,369       1,200        2,744
  Salaries, Benefits            26,369           387         -       1,422            -
  Stock-based compensation     141,955             -         -           -      141,955
  Telephone, Utilities          46,313           536     5,118         828        6,033
  Transfer Agent, Filing Fees   20,727           435     2,462         560        5,081
  Travel                       249,575             -    24,509           -       38,059
  Website Development           44,792             -    30,729       5,000       31,114
  Write-down of capital assets 353,000             -         -           -            -
  Write-down of advances
    receivable (Note 4)         60,969        (4,101)        -      (4,221)      30,169
                             ----------     ---------  --------    ---------    --------
 Loss for the period       $(1,758,414)     $(42,195) $(26,403)   $(79,852)   $(462,184)
                           ============    ========== =========   =========    =========


Basic and dilutive loss per share           $  (0.02)  $  (0.01) $  (0.06)     $  (0.02)
                                            ==========  ========= =========     =========

Weighted average number of
  common shares outstanding                8,388,428   2,538,500   8,388,928  2,519,250
                                           =========   =========   =========  ==========


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
                     ==========  ======== ==========   ===========   ========



                                       LITEWAVE CORP.
                                (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)
                             (Unaudited Prepared by Management)

Shares issued for
 services                50,000        50      4,950          -         5,000
Shares issued for settlement
 of accounts payable     75,000        75      5,265          -         5,340
Shares issued on settlement
 of amount due to related
 party                  200,000       200     13,800          -        14,000
Shares issued for settlement
 of renegotiated
 private placement      560,000       560       (560)         -             -


Loss for the period         -         -          -        (37,657)    (79,852)
                      ---------  --------  ---------    ----------   ---------
Balance,
 June 30 , 2002      11,705,974   $11,706 $3,392,089  $(3,482,148)    (79,852)
                     ==========  ======== ==========   ===========   =========


The accompanying notes are an integral part of these financial statements.


                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                             (Unaudited Prepared by Management)

                                      Cumulative
                                      Amounts From    Three Month         Six Month
                                      Inception on   Period Ended        Period Ended
                                      June 30, 1989     June 30,           June 30,
                                   to June 30, 2002   2002     2001      2002      2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                (3,524,343)  $(42,194) $(201,920)$(79,852) $(462,184)
  Adjustment to reconcile loss to net
   cash used in operating activities:
    Write-down of capital assets        353,000          -          -        -          -

    Write-off of intellectual and
    Property rights                       1,000          -          -        -          -
    Write-off of advances receivable    173,090     (4,101)    30,969   (4,221)         -
    Consulting expenses paid by shares
     of common stock                     17,080          -          -    5,340          -
    Consulting expenses paid by
     stock options and warrants       1,392,666          -     70,000        -     51,392
    General and administrative expenses
     paid by shares of common stock       3,000          -          -        -          -
    Professional fees paid
     by stock options                   100,854          -          -        -     90,563
    Website development expenses paid
     by shares of common stock           37,400          -          -    5,000          -

  Changes in non-cash working capital items
    (Increase) decrease in receivables   (1,838)       499     (2,415)    (308)    (2,765)
    Decrease in prepaid expenses         34,094          -    (84,903)       -    (84,903)
    Increase (decrease)in accounts payable
      and accrued liabilities           413,538     42,925    146,178   35,198    148,523
                                       --------   --------   --------  -------   --------
     Net cash used
      in operating activities        (1,000,459)   (2,871)   (73,050)  (38,843)  (120,005)
                                       --------   --------   --------  -------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances receivable                  (184,311)        -    (82,907)        -   (119,093)
  Acquisition of capital assets        (353,000)        -          -         -          -
  Acquisition of intellectual and
    property rights                      (1,000)        -          -         -          -
                                       --------   --------   --------  -------   --------
 Net cash used in investing activities (538,311)        -    (82,907)        -   (119,093)
                                       --------   --------   --------  -------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Indebtedness                           -         -      7,657         -      9,161
  Issuance of Common stock              221,340         -    195,000    24,340    195,000
  Notes payable                       1,292,530     2,700    (46,700)   14,332      7,828
  Due to related party                   25,000         -          -         -     25,000
                                       --------   --------   --------  -------   --------
  Net cash provided by financing
   activities                         1,538,870      2,700    155,937   38,672    236,989
                                       --------   --------   --------  -------   --------
Change in cash and cash equivalents
  for the period                            100       (171)     2,329     (171)    (2,109)

Cash and cash equivalents,
 beginning of period                          -        271          -      271      2,109
                                       --------   --------   --------  -------   --------

Cash and cash equivalents,
 end of period                              100        100      2,329      100          -
                                       ========   ========    =======   =======   =======
Cash paid during the period for:
  Interest                             $      -    $     -    $     -   $    -    $     -
  Income taxes                                -          -          -        -          -
                                       ========   ========    =======   =======   =======

The accompanying notes are an integral part of these financial statements.


(format change)

                           LITEWAVE CORP.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                (Expressed in United States Dollars)
                            (Unaudited)
                           JUNE 30, 2002

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


                                          June 30,   December 31,
                                            2002         2001
Deficit accumulated during
  the development stage                $(3,524,343)  $(3,444,491)

Working capital (deficiency)              (127,548)      (72,036)



                           LITEWAVE CORP.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                (Expressed in United States Dollars)
                            (Unaudited)
                           JUNE 30, 2002


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

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        JUNE 30, 2002

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







                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                         JUNE 30, 2002

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






                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                         JUNE 30, 2002


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

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                         JUNE 30, 2002


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

     b) On April 5, 2002, director of the Company resigned from the Company's Board of Directors and as President. As a result, 1,300,000 warrants originally granted to this director on July 3, 2001 were cancelled and 500,000 stock options originally granted to this director on July 3, 2001 were rescinded.



The following is a summary of the warrants outstanding at March 31, 2002:

      Number          Exercise
      of Shares       Price          Expiry Date

      900,000        $   0.25        January 17, 2003
      502,224        $   0.25        January 31, 2003
      200,000        $   0.37        February 24, 2003
      200,000        $   0.37        April 23, 2003
      100,000        $   0.25        September 25, 2003
    1,575,000        $   0.065       November 8, 2003
      260,000        $   0.30        July 3, 2006
      520,000        $   0.06        September 21, 2006

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

     b) On April 5, 2002, a director of the Company resigned from the Company's Board of Directors. As a result, 500,000 stock options originally granted to this director on July 3, 2001 were rescinded.

The following is a summary of the stock option activity during the period ended March 31, 2002:

(format change)

                                                              Weighted
                                                              Average
                                               Number         Exercise
                                              of Shares       Price

Outstanding, December 31, 1999 and 2000             -               -

Outstanding, December 31, 2001                2,295,000        $  0.29
                                              ----------          -----
Granted                                             -               -

Exercised                                           -               -

Cancelled                                      1,000,000          0.46
                                              ----------          -----
Outstanding, June 30, 2002                     1,295,000        $ 0.24
                                              ==========        =======
Weighted average fair value of options
   granted during the current period                           $    -


The following is a summary of the status of stock options outstanding at December 31,
2001:

                           Outstanding Options           Exercisable Options

                               Weighted
                               Average      Weighted                 Weighted
                               Remaining    Average                  Average
                               Contractual  Exercise                 Exercise
Exercise Price      Number     Life         Price       Number       Price

  $ 0.10            175,000    3.6 years    $ 0.10      175,000      $ 0.10
  $ 0.10            125,000    3.7 years    $ 0.10      125,000      $ 0.10
  $ 0.10            300,000    3.8 years    $ 0.10      300,000      $ 0.10
  $ 0.275           495,000    3.6 years    $ 0.275     495,000      $ 0.275
  $ 0.37            200,000    3.7 years    $ 0.37      200,000      $ 0.37

(format change)
                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                         JUNE 30, 2002

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

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                         JUNE 30, 2002


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

9.   RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in these financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

     a) During the period ended June 30, 2002, the Company paid or accrued $60,476 (2001 - $56,500) in consulting fees to directors and to a company related by a common director.

     b) Included in accounts payable as at June 30, 2002 is $55,774 (2001 - $25,000) due to directors of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.




                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                         JUNE 30, 2002


10.  COMMITMENTS

At June 30, 2002, the Company has future commitments as follows:

     a) The Company renewed director employment agreements with two directors of the Company for annual salaries of US$108,000 and US$6,000, respectively, until September 30, 2002.


11.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the period ended June 30, 2002, the following non-cash investing and financing activities occurred:

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

12.  SUBSEQUENT EVENTS

No significant events occurred subsequent to June 30, 2002.












                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        JUNE 30, 2002


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


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At June 30, 2002, the Company had a working capital deficiency of approximately $127,548 in Notes payable of $57,530 and current payables of $84,662. Since that date, sufficient shareholder loans have been advanced to fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans for up to twelve months.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at June 30, 2002, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

Capital Requirements & Use of Funds

Since year end December 31, 2000, Hemisphere and Associates,
Inc., a non-related party, has caused to be loaned to the Company a net total of approximately $47,054, at no interest.

The Company will be seeking financing in the order of $100,000 to $200,000 to over the next twelve months to continue with the expansion of its affinity marketing plans including launching the marketing of the wireless tracking devices. There is no guarantee that the Company will actually be able to complete such financing within a twelve month period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

This level of financing in the $100,000 to $200,000 range can be undertaken by way of a combination of private placements and debt financing secured by Contracts for Marketing provided by third party vendors who pay the Company to introduce their products to the membership of the affinity groups.

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

e) On April 5, 2002, the Company cancelled 500,000 stock options under its Stock Option Plan to a director at an average exercise price of $0.46 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

     Exhibit 99.1

     No reports on Form 8-K were filed during the quarterly period covered by this report.
                           SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


LITEWAVE CORP.


/s/ Ian Lambert                           Dated: August 19, 2002
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: August 19, 2002
    Harvey Lawson,
    Secretary, Director

Exhibit 99.1 - Certifications in Accordance with Section 906 of the Sarbanes-Oxley Act of 2002


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Litewave Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

    (1)    The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Ian Lambert
    Ian Lambert
    President & Director


Date: August 19, 2002





CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Litewave Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

    (1)    The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Harvey Lawson
    Harvey Lawson
    Secretary and Director

Date: August 19, 2002