Form 10QSB
period 2002-09-30
LITEWAVE CORP
filed 2002-11-19
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                             FORM 10-QSB

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE
            SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended September 30, 2002

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


Suite 100, 1220 Eastview Road, North Vancouver, BC V7J 1L6
(Address of Principal Executive Offices)          (Zip Code)


                  Issuer's Telephone Number
                       (604) 233-6404


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

     As of September 30, 2002: 11,043,974 shares of common stock were outstanding.



       TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


  Part I.   Financial Information
  -------
  Item 1.   Financial Statements (unaudited)

  Item 2.   Management Discussion and Analysis or Plan of
Operation

  Item 3.   Controls and Procedures

  Part II.  Other Information
  --------
  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities

  Item 3.   Defaults upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security holders

  Item 5.   Other Information

  Item 6.   Exhibits and reports on form 8-K

            SIGNATURES

     PART I

ITEM 1.  FINANCIAL STATEMENTS




                           LITEWAVE CORP.
                   (A Development Stage Company)
                       FINANCIAL STATEMENTS
                (Unaudited Prepared by Management)
                        SEPTEMBER 30, 2002


                           LITEWAVE CORP.
                   (A Development Stage Company)
                          BALANCE SHEETS
                (Unaudited Prepared by Management)


                              September 30,       December 31,
                                  2002                2001
ASSETS

Cash and cash equivalents     $      (29)           $      271
Accounts receivable                1,855                 2,146
Prepaid expenses                  12,706                12,706
                              -----------          ------------
                                  14,532                15,123

Advances receivable (Note 4)       7,000                 7,000
                              -----------          ------------
                              $   21,532            $   22,123
                              ===========          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and
       accrued liabilities    $  109,068            $   43,961
Notes payable (Note 6)            57,843                43,198
                              -----------          ------------
                                 166,911                87,159
                              -----------          ------------




                             LITEWAVE CORP.
                     (A Development Stage Company)
                       BALANCE SHEETS (continued)
                 (Unaudited Prepared by Management)

Stockholders' deficit
     Capital stock (Note 7)
          Authorized
            100,000,000 common shares
            with a par value of $0.001
          Issued
            11,043,974 common shares
            (December 31, 2001
            10,820,974 common shares)     11,146       10,821
     Additional paid in capital        3,392,649    3,368,634


     Deficit accumulated during
       the development stage          (3,549,175)  (3,444,491)
                                      -----------   ----------
                                        (145,379)     (65,036)
                                      -----------   ----------
                                      $   21,532    $  22,123
                                      ===========   ==========


History and organization of the Company (Note 1)
The accompanying notes are an integral part of these financial statements.



                                          LITEWAVE CORP.
                                   (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                                 (Unaudited Prepared by Management)

Cumulative
                     Amounts From
                     Inception on     Three Month  Period Ended   Nine Month  Period Ended
                     June 30, 1989     Sept. 30,     Sept. 30,     Sept. 30,    Sept. 30,
                     to Sept. 30,2002    2002          2001          2002         2001

EXPENSES
  Consulting             2,120,050      28,500        86,591        88,976      2,005,213
  Foreign Exchange
     (gain) loss            12,242        (266)        1,556        (1,563)         2,957
  General and
    administrative          41,914      (4,145)    1,629,159        (4,329)        (1,081)
  Marketing and
    promotion               56,562           -        (1,284)            -          1,284
  Professional Fees        310,263           -         5,569        11,887         61,402
  Rent                      42,778           -           458         1,200          3,202
  Salaries, Benefits        31,170         441             -         1,863              -
  Telephone, Utilities      66,325         262        15,920         1,090         21,953
  Transfer Agent, Filing
   Fees                     23,431           -         1,556           560          6,637
  Travel                   260,932           -        22,243             -         60,302
  Website Development       52,197           -        15,000         5,000         46,114

OTHER ITEMS
  Write-down of capital
   assets                  353,000           -             -             -              -
  Write-down of advances
    receivable (Note 4)    177,311           -             -             -         30,969
 Write-down of intellectual
  and Property rights
  (Note 5)                   1,000           -             -             -              -
                         ----------    ---------     --------     ---------      --------
 Loss for the period   $(3,549,175)   $(24,792)   $(1,776,768)   $(104,684)   $(2,238,952)
                         ==========    ========     =========     =========     =========

Basic and dilutive loss
  per share                           $  (0.00)      $  (0.21)    $  (0.01)     $  (0.27)
                                       ========     =========     =========     =========

Weighted average number of
  common shares outstanding          11,043,974     8,388,428    10,932,474     8,388,928
                                      =========     =========    ==========     =========


The accompanying notes are an integral part of these financial statements.




                                       LITEWAVE CORP.
                                (A Development Stage Company)
                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                               (Unaudited Prepared by Management)


                                                                 Deficit
                                                                Accumulated
                             Common Stock      Additional        During the
                            -------------       Paid-in         Development
                         Shares       Amount    Capital           Stage         Total

Balance from inception
   June 30, 1989 to
   December 31, 1997   2,000,000    $ 2,000    $      -         $  (2,000)      $     -

  Shares issued for
    services             500,000        500         840                 -         1,340

  Loss for the year            -          -           -            (2,020)       (2,020)
                       ---------   ---------   --------           --------      ---------
Balance, December 31,
  1998                 2,500,000      2,500         840            (4,020)         (680)

 Loss for the year             -          -           -        (1,064,085)   (1,064,085)
                       ---------   ---------   --------         ---------    ----------
Balance, December 31,
  1999                 2,500,000      2,500         840        (1,068,105)   (1,064,765)

Shares issued on
 settlement of debt    3,500,000      3,500   1,046,500                 -     1,050,000

Loss for the year              -          -           -          (229,125)    ( 229,125)
                       ---------   ---------  ---------          --------     ----------




                                         LITEWAVE CORP.
                                   (A Development Stage Company)
                            STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)
                                   (Unaudited Prepared by Management)


Balance, December 31,
  2000                   6,000,000         6,000    1,047,340   (1,297,230)    ( 243,890)
                         =========       =======    =========   ===========   ==========
Shares issued on settlement
 of note payable         1,000,000         1,000      184,000            -       185,000
Shares issued for
 settlement of accounts
 payable                 2,090,974         2,091      332,904            -       334,995
Shares issued for
 services                  260,000           260       40,140            -        40,400
Shares issued for
 prepaid services          820,000           820       48,380            -        49,200
Shares issued
 for donation               10,000            10            -            -         3,000
Shares issued for cash on
 exercise of warrants      300,000           300       74,700            -        75,000
Shares issued on settlement
 of amount due to related
 party                     100,000           100       24,900            -        25,000

Shares issued for cash on
 private placement         240,000           240      119,760            -       120,000
Stock-based compensation
                                                    1,493,520             -    1,493,520
Loss for the year                -             -            -    (2,147,261)  (2,147,261)
                         ---------      --------    ---------    ----------   -----------
Balance,
 December 31, 2001      10,820,974       $10,821   $3,368,634   $(3,444,491)    $(65,034)
                        ==========      ========   ==========    ===========    ========


                                      LITEWAVE CORP.
                                (A Development Stage Company)
                              STATEMENTS OF STOCKHOLDERS' DEFICIT
                               (Unaudited Prepared by Management)

Shares issued for
 services                        50,000          50         4,950          -        5,000
Shares issued for settlement
 of accounts payable             75,000          75         5,265          -        5,340
Shares issued on settlement
 of amount due to related
 party                          200,000         200        13,800          -       14,000
Loss for the period                   -           -             -   (104,684)    (104,684)
                              ---------    --------     ---------  ----------   ---------
Balance,
 September 30 , 2002         11,145,974     $11,146    $3,392,649 $(3,549,175)   (145,380)
                             ==========    ========    ==========  ==========    =========


The accompanying notes are an integral part of these financial statements.


                                           LITEWAVE CORP.
                                   (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS
                                 (Unaudited Prepared by Management)


                            Cumulative
                           Amounts From         Three Month        Nine Month
                           Inception on         Period Ended      Period Ended
                           June 30, 1989         Sept. 30,         Sept. 30,
                         to Sept. 30, 2002    2002        2001        2002         2001
                         -----------------   ------      ------     -------        -----

CASH FLOWS FROM OPERATING
ACTIVITIES
    Loss for the period      $ (3,549,175)   $(24,792) $(1,776,768)$(104,684) $(2,238,952)
    Adjustment to reconcile
    loss to net cash used in
   operating activities:
    Write-down of capital
   assets                         353,000           -            -         -            -

    Write-down of advances
     receivable                   177,311           -            -         -       30,969
    Write-down of intellectual
     and Property rights            1,000           -            -         -            -
    Consulting expenses paid by
     shares of common stock       191,702           -       47,500    19,340      172,362
    Consulting expenses paid by
     stock options and warrants 1,604,215           -    1,652,530         -    1,604,215
    General and administrative
     expenses paid by shares of
     common stock                   3,000           -            -         -            -
    Professional fees paid
     by stock options             135,479           -            -         -      135,479
    Website development expenses paid
     by shares of common stock     37,400           -            -     5,000            -

  Changes in non-cash working
   capital items
    (Increase) decrease in
     receivables                   (1,838)         17       2,826      (291)           61

    Decrease in prepaid expenses   34,094           -      31,648         -       (52,255)
    Increase (decrease)in accounts
     payable and accrued
     liabilities                   37,251      24,332      22,264    65,690       218,277
                                 --------    --------    --------   -------      --------
    Net cash used
      in operating activities    (976,561)       (443)    (20,000)  (14,945)     (129,844)
                                 --------    --------    --------   -------      --------

CASH FLOWS FROM INVESTING
ACTIVITIES
  Advances receivable            (184,311)          -         851         -      (118,242)

  Acquisition of capital assets  (353,000)          -           -         -             -
  Acquisition of intellectual and
    property rights                (1,000)          -           -         -        (1,000)
                                 --------     --------    --------   -------     --------
 Net cash used in investing
 activities                      (538,311)          -         851         -      (119,242)
                                 --------     --------    --------   -------     --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Indebtedness                    29          29       1,463        29         1,463
  Issuance of Common stock        197,000           -           -         -       195,000
  Notes payable                 1,292,843         314      17,686    14,645        50,514
  Due to related party             25,000           -           -         -        25,000
                                ---------     --------    --------   -------     --------
  Net cash provided by financing
   activities                   1,514,872         343      19,149    14,674       246,977
                                 --------     --------    --------   -------     --------
Change in cash and cash
  equivalents for the period            -        (100)          -      (271)       (2,109)


Cash and cash equivalents,
 beginning of period                    -         100           -       271         2,109
                                 --------     --------    --------   -------     --------

Cash and cash equivalents,
 end of period                          -           -           -         -             -
                                 ========     ========    =======    ======      =======

Cash paid during the period for:
  Interest                        $     -       $   -      $    -      $  -        $    -
  Income taxes                          -           -           -         -             -
                                 ========     ========    =======    ======      =======

The accompanying notes are an integral part of these financial statements.



                          LITEWAVE CORP.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                  (Expressed in United States Dollars)
                              (Unaudited)
                           SEPTEMBER 30, 2002

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


                                        September 30,
December 31,
                                            2002
2001
Deficit accumulated during
  the development stage                $(3,524,343)
$(3,444,491)

Working capital (deficiency)              (127,548)
(72,036)



                           LITEWAVE CORP.
                   (A Development Stage Company)
                 NOTES TO THE FINANCIAL STATEMENTS
                (Expressed in United States Dollars)
                            (Unaudited)
                         SEPTEMBER 30, 2002


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

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                        SEPTEMBER 30, 2002

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







                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                         SEPTEMBER 30, 2002

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






                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                         SEPTEMBER 30, 2002


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


                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
              (Expressed in United States Dollars)
                          (Unaudited)
                         SEPTEMBER 30, 2002



7.COMMON STOCK (cont'd...)

     c) On February 22, 2002, the Company renegotiated the private placement of 240,000 units at $0.50 per unit for cash completed on May 16, 2001. Under the terms of the renegotiated private placement, the Company was to issue an additional
560,000 shares of common stock at $0.001 per share in order to modify the subscription price from $0.50 per share to $0.15 per share. The revised subscription price approximated the discounted price of one share of restricted common stock that the Company believes it could have received had it undertaken a financing of restricted stock on May 16, 2001. Due to litigation over this matter, these shares have not been issued at this time.

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


The following is a summary of the warrants outstanding at September 30, 2002:

      Number          Exercise
      of Shares       Price          Expiry Date

      900,000        $   0.25        January 17, 2003
      502,224        $   0.25        January 31, 2003
      200,000        $   0.37        February 24, 2003
      200,000        $   0.37        April 23, 2003
      100,000        $   0.25        September 25, 2003
      960,000        $   0.065       November 8, 2003
      260,000        $   0.30        July 3, 2006
      520,000        $   0.06        September 21, 2006

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

     c) On September 30, 2002 the Company cancelled 195,000 stock options granted to former employees.

The following is a summary of the stock option activity during the period ended March 31, 2002:

(format change)










                                                                         Weighted
                                                                         Average
                                                   Number                Exercise
                                                 of Shares                 Price

Outstanding, December 31, 1999 and 2000                  -                     -

Outstanding, December 31, 2001                   2,295,000               $  0.29
                                                 ---------                 -----
Granted                                                  -                     -

Exercised                                                -                     -

Cancelled                                        1,195,000                 0.375
                                                ----------                 -----
Outstanding, September 30, 2002                  1,100,000               $ 0.197
                                                ==========               =======
Weighted average fair value of options
   granted during the current period                                     $    -





The following is a summary of the status of stock options outstanding at December 31, 2001:

                   Outstanding Options                      Exercisable Options

                                      Weighted
                                      Average         Weighted                   Weighted
                                      Remaining       Average                    Average
                                      Contractual     Exercise                   Exercise
Exercise Price      Number            Life            Price         Number         Price

$ 0.10             175,000             3.3 years      $ 0.10        175,000       $ 0.10
$ 0.10             125,000             3.4 years      $ 0.10        125,000       $ 0.10
$ 0.10             300,000             3.8 years      $ 0.10        300,000       $ 0.10
$ 0.275            300,000             3.3 years      $ 0.275       300,000       $ 0.275
$ 0.37             200,000             3.4 years      $ 0.37        200,000       $ 0.37


                         LITEWAVE CORP.
                    (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                 (Expressed in United States Dollars)
                              (Unaudited)

SEPTEMBER 30, 2002



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



                            LITEWAVE CORP.
                       (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                   (Expressed in United States Dollars)
                                (Unaudited)
                             SEPTEMBER 30, 2002



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

9.   RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in these financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

     a) During the period ended September 30, 2002, the Company paid or accrued $88,976 (2001 - $127,719) in consulting fees to directors and to a company related by a common director.

     b) Included in accounts payable as at September 30, 2002 is $85,262 (2001 - $67,003) due to directors of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.



                           LITEWAVE CORP.
                    (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS
                 (Expressed in United States Dollars)
                             (Unaudited)
                         SEPTEMBER 30, 2002


10.  COMMITMENTS

At September 30, 2002, the Company has future commitments as follows:

     a) The Company renewed director employment agreements with two directors of the Company for annual salaries of US $108,000 and US $6,000, respectively, until September 30, 2003.


11.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the period ended September 30, 2002, the following non-cash investing and financing activities occurred:

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

12.  SUBSEQUENT EVENTS

No significant events occurred subsequent to September 30, 2002:



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


ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF
OPERATION

GENERAL

The Company is a development-stage company whose primary business
Has been being a marketing company focused on providing value-addedmember benefits to affinity membership groups in the United States.

LiteWave's new customer acquisition programs related to its affinity partners was structured to be sold to a wide range of consumer products and services companies. LiteWave's marketing programs were being designed to help enrich affinity member's lives by providing them with convenience and savings not generally available to the public. LiteWave's distribution channels were being built upon networks of affinity group partners, including some of the most recognized memberships in the United States.

LiteWave's primary focus for the implementation of its business plan has been through relationships with affinity group partners. Affinity Groups are made up of university students (alumni clubs), charitable clubs (Lions, Rotary), business groups (Saga), common interest groups (Caravan Club, BMW Owners Club, Bass Anglers Association), professional organizations (American Bar Association, National Society of Professional Engineers), etc. Almost all affinity members join their group voluntarily. The reasons for joining range from business and professional purposes, through ideological alignment, to commonly held interests.

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

LiteWave's marketing was focused on affinity groups whose members have highly desirable demographics and disposable incomes. Based on a survey of members from several of its affinity groups, the average household income of LiteWave's targeted affinity group members is $73,400. Over 87% are university-educated professionals; 85% are homeowners; 75% are between the ages of 25 and 54, 56% are men and 44% are women. Endorsement by the affinity group, along with regular promotion and advertising to its members encourages loyalty to partner's products and services.

The Company has been developing marketing plans to sell consumer products and services directly to the members of affinity groups via the Internet and through direct advertising in the Affinity Group publications. Over the past one and one half years, LiteWave's goal has been to continue to contract with active affinity member groups and establish agreements with companies that desire to have their products marketed to such affinity groups throughout the U.S. and Europe.

Operational sources of revenue and potential revenue were to include selling commissions, and advertising and marketing fees. LiteWave's initial focus was to be the marketing of popular consumer products through traditional and online distribution channels. For the provision of this service, LiteWave expected to receives competitive commissions (8 - 15%) of gross sales on all consumer products sold to its affinity members. Initial revenues were expected to commence during the second half of 2002. To date, no sales have been made. After distribution to the affinity groups of 5% to 20% of the net commissions received, LiteWave's gross margins in this segment of the business were anticipated to be over 25% of revenue.

Advertising and marketing fees are derived from the sale of tailored customer-acquisition programs to major consumer products and services companies. Discounted offers of well-known consumer products and services were to be offered to affinity members via traditional and on-line direct marketing. LiteWave's gross margins in this business were anticipated to be over 35% of revenue, with the first contracts expected to commence during the second half of 2002. To date, no fees have been earned.

The Company entered into a Memorandum of Understanding with Webtech Wireless Inc. to market their Wireless GPS fleet tracking and messaging services in a wireless safety/security services package. LiteWave was been granted exclusive marketing rights throughout North America and Europe to affinity groups involved with emergency service departments (Police, Fire, Ambulance, Security) and public safety agencies.

As well, Litewave was assigned the rights to become a non-exclusive reseller of the Webtech Wireless Vehicle Services
System throughout North America and Europe. To date, the Company has not commenced any marketing or selling programs for this product.

The Company has entered into a Memorandum of Understanding with Andromeda Leasing Inc. of Los Angeles, CA, that gives LiteWave exclusively all rights to a project to install and test equipment designed for tracking, transmission of sensor readings, and the ability to send signals that would restart idled generators on refrigerated containers.

The initial project covers the installation of ten units in a live test with one of the world's largest container companies. The system has been specifically modified to meet the requested specifications put forth by that company. Subject to the successful results expected from the test installation, we anticipate that they will install the units on many of their refrigerated containers worldwide.

Management is of the opinion that wireless tracking of all types of containers will become more prevalent in the foreseeable future, to identify the origin of a shipment, and provide such handling data as when the container has last been opened and confirmation of contents. This will become particularly important for in-bound containers arriving at an entry port into the USA, in order to meet security requirements as new and improved Homeland Security measures are implemented.

Given that Litewave is still in the formative stages of this new business direction, and to date the Company has not generated any sales or fees pursuant to this business plan, if the Company is unable to obtain needed funds or generate anticipated revenues, it could be forced to curtail or cease its activities, or seek new business directions.


LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At September 30, 2002, the Company had a working capital deficiency of approximately $145,379 Including Notes payable of $57,843 and current payables of $109,068. Since that date, sufficient shareholder loans have been advanced to fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans for up to twelve months.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at September 30, 2002, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

Capital Requirements & Use of Funds

Since year end December 31, 2000, Hemisphere and Associates,
Inc., a non-related party, has caused to be loaned to the Company a net total of approximately $47,054, at no interest. Other smaller advances have been made by members of management.

The Company will be seeking financing in the order of $100,000 to $200,000 to over the next twelve months to continue with the expansion of its business plan including launching the possibility of marketing of the wireless tracking devices. There is no guarantee that the Company will actually be able to complete such financing within a twelve month period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

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

The next phase of funding is anticipated to require approximately
$100,000 to $200,000, depending upon expansion schedules negotiated under possible joint ventures and partnerships.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Operating Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.





                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 11, 2002, the District Court of the State of Idaho granted a judgement against the Company and Travel ties Inc. in favor of Recreational Sports and Imports, Inc. ("RS&I")in the amount of $139,133.25, ($120,000 plus costs) together with interest thereon at the rate of 7.25% per annum from the date thereof.

The Judgement arose from a claim by RS&I that they were made promises by Travel Ties Inc. that induced them to subscribe for $120,000 of common stock of Litewave Corp. RS&I had subscribed for 240,000 shares of Litewave stock at $0.50 per share on May 16, 2001. On February 2, 2002, the Company had renegotiated the private placement by RS&I to a price of $0.15. Under the terms of the renegotiated private placement, the Company was to issue an additional 560,000 shares of common stock at $0.001 per share in order to modify the subscription price from $0.50 per share to $0.15 per share. The revised subscription price approximated the discounted price of one share of restricted common stock that the Company believes it could have received had it had undertaken a financing of restricted stock on May 16, 2001. Furthermore, the Company was required to issue a repayment guarantee to RS&I in the amount of $120,000 that was to become payable by May 31, 2003 provided the shares of common stock cannot were not purchased by current shareholders or third parties.

RS&I did not wait for that date to enact suit in its home State of Idaho, a matter which the Company was not in a position to defend at the time. As a result of this, the Company has not issued the additional 560,000 shares.

The Company intends to attempt to negotiate a future settlement with RS&I when it is in a position to do so, though there is no certainty that it will be successful in changing the terms of its court-ordered obligations.


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

     NONE

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

(a) Exhibits
        Exhibit Number                         Description

99.1          Chief Operating Officer's Certification

99.2          Chief Financial Officer's Certification

(b) (b) Reports on Form 8-K

         The Registrant did not file any current reports on Form
8-K during the
quarter ended September 30, 2002.


                              SIGNATURES

The following pages include the Signatures page for this Form
10-Q, and two separate Certifications of the Chief Operating
Officer (COO) and the Chief Financial Officer (CFO) of the company.

The first form of Certification is required by Rule 13a -14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 3 of Part I of this Quarterly Report presents the conclusions of the COO/CFO about the effectiveness of such controls based on and as of the date of such evaluation.

The second form of Certification is required by Section 906 of the Sarbanes-Oxley Act of 2002 (section 1350 of chapter 63 of title 18 of the United States Code).

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


LITEWAVE CORP.

Dated: November 16, 2002

By: /s/ Ian Lambert
    Ian Lambert
    Chief Operating Officer, Chief Financial Officer, Director


CERTIFICATION
I, Ian D. Lambert, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Litewave Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Dated: November 16, 2002

By: /s/ Ian Lambert
    Ian Lambert
    Chief Operating Officer, Chief Financial Officer





EXHIBIT 99.1
                           CERTIFICATION PURSUANT TO
                18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Litewave Corp. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D.
Lambert, Chief Operating Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Ian D. Lambert
      Ian D. Lambert
      Chief Operating Officer
      November 16, 2002



EXHIBIT 99.2
                         CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Litewave Corp. (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D.
Lambert, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Ian D. Lambert
      Ian D. Lambert
      Chief Financial Officer
      November 16, 2002