Form 10QSB/A
period 2002-03-31
LITEWAVE CORP
filed 2003-04-14
CIK 1096264

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

THE COMPANY DID NOT OBTAIN A REVIEW OF THESE INTERIM FINANCIAL
STATEMENTS BY AN INDEPENDENT ACCOUNTANT USING PROFESSIONAL REVIEW
STANDARDS AND PROCEDURES, ALTHOUGH THAT REVIEW IS REQUIRED BY
PARAGRAPH (b) OF ITEM 310 OF REGULATION S-B.

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

ITEM 5.  OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

     No reports on Form 8-K were filed during the quarterly period covered by this report

     Exhibit 99.1 - Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934

     Exhibit 99.2 - Certification Pursuant to Section 13a-14 of the Securities Exchange Act of 1934


                              SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


LITEWAVE CORP.


/s/ Ian Lambert                           Dated: April 14, 2003
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: April 14, 2003
    Harvey Lawson,
    Secretary, Treasurer, Director



Exhibit 99.1

Pursuant to the requirements of Rule 13a-14 of the Securities
Exchange Act of 1934, as amended, Ian Lambert provides the following certification:

     I, Ian Lambert, President of Litewave Corp. ("Company"), certify that:

1.     I have reviewed this amended quarterly report on Form 10-
QSB/A of the Company;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fat necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this amended quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this amended quarterly report is being prepared;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material in internal controls, and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                     /s/ Ian Lambert
                                         ---------------
                                         Ian Lambert, President

Exhibit 99.2

Pursuant to the requirements of Rule 13a-14 of the Securities
Exchange Act of 1934, as amended, Harvey Lawson provides the following certification:

     I, Harvey Lawson, Secretary and Treasurer of Litewave Corp.
("Company"), certify that:

1.     I have reviewed this amended quarterly report on Form 10-
QSB/A of the Company;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fat necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this amended quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this amended quarterly report is being prepared;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material in internal controls, and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                     /s/ Harvey Lawson
                                         ---------------
                             Harvey Lawson, Secretary/Treasurer