Form 10QSB/A
period 2002-03-31
LITEWAVE CORP
filed 2003-04-14
CIK 1096264

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


LITEWAVE CORP.


/s/ Ian Lambert                           Dated: April 14, 2003
    Ian Lambert,
    President, Director

/s/ Harvey Lawson                         Dated: April 14, 2003
    Harvey Lawson,
    Secretary, Treasurer and Director

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