Form 10KSB
period 2002-12-31
LITEWAVE CORP
filed 2003-04-15
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                      FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2002

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


       1220 Eastview Road, Suite 100, North Vancouver, BC V7J 1L6
               (Address of Principal Executive Offices)

                          (604) 675-7637
                   (Issuer's Telephone Number)

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

The Issuer's operational revenues for its most recent fiscal year ending December 31, 2002 were $ Nil. The Issuer's
Common Shares outstanding at March 31, 2003 was 11,145,974. The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2002 was $111,459 (based on 11,145,974 shares and on an average of bid and asked prices of $0.01).

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

               DOCUMENTS INCORPORATED BY REFERENCE

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on June 30, 1989 under the name "Homefront Safety Services of Nevada Inc."
On April 26, 1999, by majority vote of the Shareholders and the Board of Directors, the Company's name was changed to "LITEWAVE CORP." The Company's executive office is located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064, with an office at Suite 100, 1220 Eastview Road, North Vancouver, B.C. V7J 1L6.

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

The Company is a development-stage company whose primary business recently has been a marketing company focused on providing value-added member benefits to affinity membership groups in the United States.

Prior to 2001, the Company entered into a Technology Purchase and Assignment Agreement to acquire the assets of and the world-wide rights to the technology of International Communications and Equipment, Inc. ("ICE"). The Company had been engaged in the development and delivery of telecom network solutions, products and services, developing plans to offer highly reliable, low-cost switched and Internet driven services on a wholesale and retail basis. The agreement with ICE was rescinded due to lack of progress by both parties in financing and developing the business opportunity envisioned by the agreement with ICE.

Following its involvement wit ICE, the Company had entered into a Letter of Intent dated October 5, 2000 whereby it proposed to acquire one hundred percent of the issued and outstanding shares of AirArmor Inc. of Scottsdale, AZ ("AAI") in consideration of the issuance of five million restricted common shares of its capital stock to the shareholders of AAI.

The Company advanced a total of US $60,969 for operating expenses to AAI during the due diligence phase. Mr. Gary Fratesi, MD joined the Board of Directors of the company following the Letter of Intent. The Company decided not to proceed with the acquisition, entered into a termination agreement on March 5, 2001, and Fratesi resigned as a Director. The Company wrote off the advances, being in doubt as to the collectability of the advances or the viability of AAI.

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

Management of Litewave Corp., having undertaken further due diligence, deemed that this acquisition was not providing the value and management experience originally expected. The Board of Directors has rescinded the TTI letter of intent and the Panier Asset Purchase Agreement on June 19, 2001, having decided not to proceed any further at this time. In anticipation of this transaction, the Company had advanced $118,242 to Travel Ties. The Company has written this off believing the amount to be uncollectable, as TTI does not appear to be operational any more.

The Company entered into a Memorandum of Understanding with Webtech Wireless Inc. on September 18, 2001, to market their Wireless GPS fleet tracking and messaging services in a wireless safety/security services package. LiteWave was granted exclusive marketing rights throughout North America and Europe to affinity groups involved with emergency service departments (Police, Fire, Ambulance, Security) and public safety agencies.

As well, Litewave was assigned the rights to become a non-exclusive reseller of the Webtech Wireless Vehicle Services
System throughout North America and Europe. To date, the Company has not commenced any marketing or selling programs for this product.

On December 13, 2001, the Company has entered into a Memorandum of Understanding with Andromeda Leasing Inc. of Los Angeles, CA, that gave LiteWave exclusively all rights to a project to install and test equipment designed for tracking, transmission of sensor readings, and the ability to send signals that would restart idled generators on refrigerated containers.

The initial project covered the installation of ten units in a live test with one of the world's largest container companies. The system has been specifically modified to meet the requested specifications put forth by that company. Subject to the successful results expected from the test installation, it is anticipated that they will install the units on many of their refrigerated containers worldwide. As initial funding for this project, the Company advanced $7,000 to Andromeda.

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

During the test phase of the Andromeda project, management has been looking for opportunities to establish revenue in other areas. Recently, the Company has been evaluating several potential oil and gas leases in both the USA and Canada. Should the right opportunity present itself and the necessary funding be available, the Company may commence an oil and gas exploration and development program.

The Company has raised approximately $47,000 by way of convertible loans to fund corporate overhead and new business acquisition costs. Throughout the fiscal year 2002, the Company issued 325,000 shares at market prices at the time ranging between $0.07 and $0.10 per share to settle $24,340 of services related payables.

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

In addition, the Company continues to seek additional equity financing to raise further working capital to execute the Company's business plan. At December 31, 2002 the Company was in a working capital deficit position of approximately $346,039, including interest-free loans. At present, the Company has one full time employee, and several part time and contracted employees, as required.

Mr. Nirj Deva of London, England, was appointed to the Board of Directors on March 20, 2001. He is currently a Member of the European Parliament with responsibility for global development. Mr. Deva will have particular responsibility for establishing direction and development of the affinity marketing business throughout Europe. His extensive personal and international business contacts will greatly facilitate the establishment of overseas contacts for Litewave.

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

B.  BUSINESS OF THE REGISTRANT

The Company is a development-stage company whose primary business
Recently ha been a marketing company focused on providing value-added member benefits to affinity membership groups in the United States.

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At December 31, 2002, the Company had a working capital deficiency of approximately $58,098 in Notes payable and bank indebtedness, including current payables of $289,918. Since that date, sufficient shareholder loans have been advanced to cover the bank indebtedness and fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

Operational sources of potential revenue include possible sales of Webtech Wireless GPS fleet tracking and messaging services and potential sales of wireless systems designed for tracking, transmission of sensor readings, and the ability to send signals that would restart idled generators on refrigerated containers based on the tests being undertaken by the Andromeda group.

In addition, management has been looking for opportunities to establish revenue in other areas. Recently, the Company has been evaluating several potential oil and gas leases in both the USA and Canada. Should the right opportunity present itself and the necessary funding be available, the Company may commence an oil and gas exploration and development program.

Given that Litewave is still in the formative stages of these new business directions, if the Company is unable to obtain needed funds or generate anticipated revenues, it could be forced to curtail or cease its activities.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company sub-lets space located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US$500 per month on a month-to-month basis and office space at Suite 100, 1220 Eastview Road, North Vancouver, B.C. Canada V7J 1L6. The rent for this space is CDN$400 per month, on a month-to-month basis.

Management believes that this space will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors are parties to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgements against the Company or its officers or directors other than as disclosed hereunder. None of the officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
                             PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

Since October 20, 1998, the Company's stock has been listed for sale on the OTC Bulletin Board. Pursuant the OTC Bulletin Board Eligibility Rule, the Company was delisted from the OTC Bulletin Board for non-compliance and quoted on the NASD "Pink Sheets" on December 16, 1999. On September 1, 2000, the Company's securities were approved for re-listing on the OTC Bulletin Board. As of December 31, 2002 there were at least thirteen stock brokerage firms making a market in the Company's common stock. The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:         High ask per share:    Low bid per share:
----------------        -------------------    ------------------
March 31, 2001                $0.81                  $0.03
June 30, 2001                 $0.56                  $0.22
September 30, 2001            $0.55                  $0.27
December 31, 2001             $0.29                  $0.06

Quarter Ending:         High ask per share:    Low bid per share:
----------------        -------------------    ------------------
March 31, 2002                $0.10                  $0.03
June 30, 2002                 $0.028                 $0.015
September 30, 2002            $0.02                  $0.014
December 31, 2002             $0.016                 $0.005

Quarter Ending:         High ask per share:    Low bid per share:
----------------        -------------------    ------------------
March 31, 2003                $0.015                 $0.005

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

B.  HOLDERS

There were approximately 150 holders of the Company's common stock as of December 31, 2002. Two holders with a total of 644,750 shares are affiliates of the Company.


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

b)   On January 7, 2002, the Company issued 50,000 and 75,000
shares of common stock at an agreed value of $0.10 and $0.0712 per share, respectively, to consultants of the Company for settlement of accounts payable of $5,000 and $5,340, respectively.

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

d) In January 2002, a director of the Company resigned from the Company's Board of Directors effective December 31, 2001. As a result, 2,600,000 warrants originally granted to this director on July 3, 2001 were cancelled. The Company also offered to convert accounts payable of $10,475 owing to this director at December 31, 2001 to a convertible promissory note which would bear interest at a rate of 4% per annum, payable quarterly. The convertible promissory note would be due on December 31, 2002. The convertible promissory note could be converted into common shares of the Company at a 25% discount to the market based closing trading price on December 31, 2002 in lieu of cash.

e) In April 2002, a director of the Company resigned from the Company's Board of Directors effective April 5, 2002. As a result, 1,300,000 warrants originally granted to this director on July 3, 2001 were cancelled.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

The following should be read in conjunction with the Selected
Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Revenue and expense transactions in Canadian funds are converted to US dollars at the average rates in effect when the transactions occurred. Asset and liability accounts are converted at year-end closing rates, as at December 31, 2002.

Plan of Operation.

The Company is a development-stage company and has recently been pursuing the primary business of developing and installing wireless based systems designed for tracking, transmission of sensor readings, and the ability to send signals that would restart idled generators on refrigerated containers based on the tests being undertaken by the Andromeda group.

Recently, the Company has been evaluating several potential oil and gas leases in both the USA and Canada. Should the right opportunity present itself and the necessary funding be available, the Company may commence an oil and gas exploration and development program.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at December 31, 2002, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

Capital Requirements & Use of Funds

Since year end December 31, 2001, Hemisphere and Associates,
Inc., a non-related party, has caused to be loaned to the Company a total of approximately $47,200 at no interest.

The Company will be seeking financing in the order of $200,000 to $500,000 over the next twelve months to continue with the development and launching the marketing of the wireless tracking devices. There is no guarantee that the Company will actually be able to complete such financing within a twelve month period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

Corporate uses of funds shall include but not be limited to the following:

 - International market development, research, media trade shows, sales tools and support toward further development of the Company's international sales and marketing of wireless products and other Services.

 - Product development, enhancements and implementation to current version of the container tracking device.

 - Pursue the establishment of corporate entities in strategic foreign countries to allow further exploitation of those markets.
Expenses include license fees, legal costs and corporate development costs.

 - Lease acquisition costs for potential oil and gas leases.

 - Administration and operational expenses.

Capital is expected to be raised in stages, as the financing climate permits.

The next phase of funding is anticipated to require approximately
$200,000 to $500,000, depending upon expansion schedules negotiated under possible joint ventures and partnerships.

The following discussion and analysis explains the financial condition for the period from January 1, 2002 to December 31, 2002, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2002.

Revenues. The Company does not anticipate that revenue generating operations will commence until at least 2004. No revenues were generated for the period January 1, 2002 to December 31, 2002, nor prior to that date.

Expenses. For the period from January 1, 2002 to December 31, 2002, the Company incurred expenses of $109,226 for consulting fees to Messrs. Hardesty, Lambert and Lawson; professional accounting and legal fees of $46,186; general and administrative expenses of $1,671; transfer agent and filing fees of $563; rent of $1,200; travel costs of $3,357; website development cots of $5,000; and $1,223 for telephone expenses; $7,000 for write down of receivables; and $139,133 for estimated litigation settlement, and a gain of $9,102 in write off of accounts payable.

Expenses for the previous year ended December 31, 2001 were $1,680,185 for consulting, including $156,396 in fees to Messrs. Hardesty, Lambert and Lawson and $1,392,666 for stock based compensation; $9,889 for marketing and investor relations; professional accounting and legal fees of $188,775, including stock based compensation of $100,854; general and administrative expenses of $7,054; transfer agent and filing fees of $7,225; rent of $4,002; travel costs of $49,416; website development cots of $,513; and $24,955 for telephone expenses; $147,311 for write down of receivables; and $1,000 for write down of intellectual property rights.

Expenses for the previous three years were $350,889 for consulting; $46,673 for marketing and investor relations; professional accounting and legal fees of $109,601; general and administrative expenses of $60,993; $26,369 for miscellaneous salaries; transfer agent and filing fees of $15,646; rent of $37,585; travel costs of $211,516; website development cots of $13,678; and $40,280 for telephone expenses. Operating capital was advanced to the Company through loans, private placements and shares issued for service debt.

Net Loss.  For the period from January 1, 2002 to December 31,
2002, the Company recorded a loss from operations totaling
$305,343 for the year. The total net loss since incorporation through to December 31, 2002, was $3,749,834.


Liquidity and Capital Resources.

Hemisphere and Associates Ltd. has advanced a total of $47,204 as loans to the Company to cover operating costs during 2001 and 2002, and shares were issued for services totaling $24,340. As of December 31, 2002, the working capital deficiency was $346,039, including notes payable of $58,098.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations. As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2002. The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $346,039 at December 31, 2002. The Company is pursuing private placements to finance business development and settled the outstanding notes payable of $58,098 at December 31, 2002 by conversion to private placement shares. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company has made no specific commitments for capital
Expenditures.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

1.   Previous independent accountants

(I) Effective March 12, 2003, Litewave Corp. ("Litewave") confirmed with its auditors, Davidson & Company ("Davidson"), that Davidson would no longer be representing Litewave as its accountants. As of that date, Litewave dismissed Davidson as its auditors.

(ii) Davidson last reported on Litewave's financial statements as of December 31, 2001 and 2000. The audit reports of Davidson on Litewave's financial statements for the fiscal years ending December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph describing for a going concern uncertainty.

(iii) The change of independent accountants was ratified by the Board of Directors of Litewave on March 12, 2003.

(iv) During Litewave's two most recent fiscal years and the subsequent interim period through March 12, 2003, there were no disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Davidson's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report as discussed in Item 304(a)(1)(iv) of Regulation S-B.

2.   New independent accountants

Litewave has engaged Morgan & Company, Chartered Accountants as its new independent accountant on March 24. 2003. Prior to March 24, 2003, Litewave had not consulted with Morgan & Company regarding (I) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Litewave's consolidated financial statements, and no written report or oral advice was provided to Litewave by Morgan & Company concluding there was an important factor to be considered by Litewave in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(2) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in
Item 304(a)(2) of Regulation S-B.

3. Litewave has requested that Davidson furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated April 9, 2003, is filed as Exhibit 16.1 to the Form 8-K.



                             PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the names, positions, and municipalities of residence and relevant backgrounds of current key personnel of the Corporation:

Ian Davidson Lambert: President, Director
Date Position Commenced: February 26, 1999
Term of Office: Annual
Address:  1220 Eastview Road, North Vancouver, B.C. V7J 1L6
Age: 57

Experience: Owner, Canasia Data Corporation, (management services company) 1983 to present; Director, Covik Development Corp.,(oil & gas exploration) April 1990 to present; Director, Trade Winds Ventures Inc., (mineral exploration) April 1990 to present; Director, Sunorca Development Corp., (gas energy production) December 1999 to present; All companies are arms length with the Registrant, except Canasia Data, which is a shareholder of the Registrant.

Harvey M. Lawson: Secretary/Treasurer
Date Position Commenced:  January 18, 2000
Term of Office: Annual
Address: 464 Somerset Street, North Vancouver, BC Canada V7N 1G3
Age: 55

Experience: Director and Officer, Lorex Minerals Inc. (mineral exploration) 2001 to present; Director, Trade Winds Ventures Inc.(mineral exploration) January 2001 to present; Financial Planner 1993 to 1998; Lecturer in Financial Management in Hong Kong, Singapore and Canada 1978 to 1993.

Nirj Joseph Deva, Director
Date Position Commenced:  March 20, 2001
Term of Office:  Annual
Address: 169B Kennington Road, London, SE11 6SF
Age: 54

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


ITEM 10.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION

Mr. Michael Hardesty received $3,476 of compensation up until his resignation April 5, 2002, in accordance with a management employment agreement approved by the directors in July, 2001.

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $99,750 of compensation in the fiscal year ended December 31, 2002, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month, increased by the Directors in October, 2000 to a rate of $9,000 per month, and amended by the Directors to a rate of $6,250 per month effective October 1, 2002.

Mr. Lawson was paid or due $6,000 in the fiscal year ended
December 31, 2002, for management and consulting services.

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2000,, 2001 and 2002 earned by our chief executive officer. No executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2002.

(Format change)

                                SUMMARY COMPENSATION TABLE

                                                             Long Term
                                                         Compensation Awards
Name and                             Other       Annual  Securities Underlying    All
Principal Position   Year  Salary($) Bonus($) Compensation($) options(#)
Compensation($)

Ian D. Lambert   (2) 2002   $ 99,750     --         --             nil              --
Michael Hardesty (1) 2002   $  3,476     --         --             nil              --
Harvey Lawson    (3) 2002   $  6,000     --         --             nil
--
Michael Hardesty (1) 2001   $ 40,000     --         --             nil              --
Ian D. Lambert   (2) 2001   $108,000     --         --             nil              --
Harvey Lawson    (3) 2001   $  8,396     --         --             nil
--
Ian D. Lambert   (2) 2000   $ 67,500     --         --             nil              --
Harvey Lawson    (3) 2000   $  5,750     --         --             nil
--

(1) Mr. Hardesty became President on June 25, 2001, and resigned on April 5, 2002.

(2) Mr. Lambert was President from February, 1999 to June 25, 2001, and appointed to replace Mr. Hardesty on April 5, 2002.

(3) Mr. Lawson is the Company's Secretary/Treasurer and Chief Financial Officer


B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan. There were no options granted as at December 31, 2000. During 2001, a total of 2,295,000 options were granted to Directors, Employees and Consultants. During 2002, no options were granted to Directors, Employees and Consultants.


   Options Grants

The following table provides information on stock options granted to our chief executive officers during the fiscal year ended December 31, 2002.

               Number of            % of Total Options
            Securities Underlying    Granted to Employees  Exercise  Expiry
Name           Options Granted (#)       In Fiscal Year     Price     Date

               None                0              n/a   n/a


       format change


C.  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND
    FISCAL YEAR-END OPTION/SAR VALUES

There were no options exercised in the last fiscal year.

D.  LONG-TERM INCENTIVE PLANS - AWARDS IN THE LAST FISCAL YEAR

The following awards and long term incentive plans were made in the last fiscal year:

None

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

Pursuant to an agreement (the "Lambert Executive Employment Agreement") effective as at October 1, 1999 and amended October 1, 2000, and October 1, 2002, Ian Lambert, the Company's President and a Director, is employed by the Company and currently paid or accrued a monthly salary of $6,250. The term of the Lambert Executive Employment Agreement will be for increments of one year, subject to earlier termination as provided therein. Currently, the Board has renewed the Lambert Executive Employment Agreement for a period of one year from October 1, 2002 to September 30, 2003 at the rate of $75,000 per annum.

Pursuant to a proposed agreement (the "Lawson Employment Agreement") to be effective as at January 18, 2000, Harvey Lawson, the Company's Secretary/Treasurer and a Director, will be employed by the Company and paid a monthly salary of $500.
The term of the Lawson Executive Employment Agreement will be for one year, subject to earlier termination as provided therein. Currently, the Board has renewed the Lawson Employment Agreement for a period of one year from October 1, 2002 to September 30, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

A. Security ownership of certain beneficial owners. The table below identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business Company's voting securities as at December 31, 2002:

format change

Title of   Name and address                Amount and nature   Percentage
class      of beneficial                   of beneficial       of class (1)
           Owner                            ownership

Common     None

(1)  Percentage of total 11,145,974 shares issued as at December 31, 2002



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

Title of     Name and address            Amount and nature   Percentage
class        of beneficial               of beneficial       of class
             Owner                       ownership

Common       Ian Lambert                 531,000 common        4.8%
                1220 Eastview Road
             North Vancouver, B.C. V7J 1L6

Common       Harvey Lawson
             464 Somerset Street         113,750 common        1.0%
             North Vancouver, B.C.
             V7N 1G3

Common       All Officers and Directors
             as a Group (two persons)    644,750               5.8%

         format change

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

Ian Lambert (President) and Harvey Lawson (Secretary/Treasurer) are currently the principal management of the business, and they own collectively 644,750 shares or 5.8% of the issued and outstanding stock. The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favorable to the Company than terms expected to be negotiated with unrelated parties at arms length.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

(a) Exhibits
        Exhibit Number                         Description

99.1          Chief Operating Officer's Certification

99.2          Chief Financial Officer's Certification

(b) Reports on Form 8-K

         The Registrant filed a report on Form 8-K during the year dated March 28, 2002. The Registrant filed a current report on Form 8-K following the year end dated April 14, 2003.

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

Exhibit 10.8   Funding Agreement, dated July 6, 2000, between the
               Company and its President, Ian Lambert (1)

Exhibit 10.9   Letter of Intent between the Company and
               AirArmor Inc. dated October 5, 2000 to enter into the acquisition of AirArmor Inc. (3)

Exhibit 10.10  Asset Purchase Agreement between Panier, SA and
               Litewave Corp. dated February 22, 2001. (4)

Exhibit 10.11  6% Convertible Debenture between Litewave Corp.
               and Panier, SA dated February 16, 2001. (4)

Exhibit 16.1   Letter from Davidson & Company to the Securities
               and Exchange Commission regarding change of
auditor                 (5).


(1) Incorporated by reference to the Registrant's Registration
    Statement on Form 10-SB

(2) Incorporated by reference to the Registrant's Registration
    Statement on Form S-8

(3) Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended December 31, 2001

(4) Incorporated by reference to the Registrant's Quarterly
Report on Form 10QSB for the quarter ended September 30, 2002

(5) Incorporated by reference to the Registrant's 8-K report, filed April 15, 2003

The following documents are filed as part of this report under
Part II, Item 7:

Audited Financial Statements and notes thereto: Pages F-1 to F-10

                         LITEWAVE CORP.
                  (A Development Stage Company)


                       FINANCIAL STATEMENTS


                        DECEMBER 31, 2002


INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Litewave Corp.
(A Development Stage Company)


We have audited the accompanying balance sheet of Litewave Corp. (a development stage company) as at December 31, 2002 and the related statements of operations, cash flows, and stockholders' deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Litewave Corp. (a development stage company) for the year ended December 31, 2001 were audited by other auditors whose report thereon, dated March 19, 2002, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Litewave Corp. (a development stage company) will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada
/s/ Morgan & Company
 April 11, 2003
Chartered Accountants
format change
                                       LITEWAVE CORP.
                              (A Development Stage Company)
                                     BALANCE SHEETS
                                  (Stated in U.S. Dollars)

                                             DECEMBER 31
                                        2002                2001
                                        ------              ------
ASSETS

Current
  Cash                                $      -           $      271
  Receivables                              1,864              2,146
  Prepaid expenses                           -               12,706
                                      -----------         -----------
Total current assets                       1,864             15,123

Advances receivable (Note 4)                 -                7,000
                                      -----------         -----------
                                           1,864             22,123
                                      ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank Indebtedness                    $      265      $      -
Accounts payable and accrued
   liabilities                           289,653             43,961
  Note payable (Note 5)                   58,098             43,198
                                      -----------         -----------
Total current liabilities                348,016            87,159
                                      -----------         -----------

Stockholders' deficiency
  Common stock (Note 6)
    Authorized
     100,000,000 common shares
      with a par value of $0.001
    Issued
      11,145,974 common shares
      (2001 - 10,820,974)                 11,146              10,821
  Additional paid-in capital           3,392,649           3,368,634
  Deficit accumulated during
    the development stage             (3,749,947)         (3,444,491)
                                      -----------         -----------
                                        (346,152)            (65,036)
                                      -----------         -----------
                                       $   1,864           $  22,123
                                      ===========         ===========


                                     LITEWAVE CORP.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                            (Stated in U.S. Dollars)

                                                         Cumulative
                                                         Amounts From
                             Year Ended December 31,     Inception on
                                                         June 30, 1989
                             -----------------------     to December 31,
                              2002           2001        2002

EXPENSES
Consulting                   109,226      1,680,185        2,140,300
Foreign Exchange
  (gain) loss                 (2,705)        (9,002)          11,097
General and
    administrative             1,671          7,054           47,914
Marketing and
    promotion                    -            9,889           56,562
Professional fees             46,186        188,775          344,562
Rent                           1,200          4,002           42,787
Salaries and benefits          2,591          2,938           31,898
Telephone and utilities        1,223         24,955           66,458
Transfer agent and
    filing fees                  563          7,225           23,434
Travel                         3,470         49,416          264,289
Website development            5,000         33,513           52,191
                          ----------       ---------       ---------
                             168,425      1,998,950        3,081,605

OTHER ITEMS
Provision for settlement
   of litigation (Note 10)  139,133            -             139,133
Write off of accounts
   Payable                   (9,102)           -              (9,102)
Write-down of
 capital assets                  -             -             353,000
Write-down of advances
 receivable (Note 4)          7,000         147,311          184,311
Write-down of intellectual
 & property rights (Note 5)      -            1,000            1,000
                           ----------       ---------       ---------
                             137,031         148,311         668,342

Loss for the period       $ (305,456)    $(2,147,261)    $(3,749,947)
                         ===========       ==========     ==========
Basic and diluted
 loss per share           $   (0.03)     $   (0.25)
                          ==========      =========

Weighted average number
  of shares of common stock
  outstanding             11,139,741      8,441,982
                          ==========      =========

       format change

                                     LITEWAVE CORP.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                            (Stated in U.S. Dollars)

                                                                 Cumulative
                                                                 Amounts From
                                      Year Ended December 31,    Inception on
                                                                 June 30, 1989
                                      -----------------------    to December 31,
                                       2002           2001       2002


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                 $(305,456)  $(2,147,261)   $(3,749,947)

  Adjustments to reconcile loss to net
    cash used in operating activities:
   Write off of accounts payable         (9,102)           -          (9,102)
   Write-down of capital assets             -              -         353,000
   Write-down of advances receivable      7,000       147,311        184,311
   Write-down of intellectual and
     property rights                        -           1,000          1,000
   Consulting expenses paid by shares
     of common stock                        -          10,400         11,740
   Consulting expenses paid by stock
     options and warrants                   -       1,392,666      1,392,666
   General and administrative expenses
     paid by shares of common stock         -           3,000          3,000
   Professional fees paid by stock
     options                                -         100,854       100,854
   Website development expenses paid
     by shares of common stock              -          32,400        32,400
Changes in non-cash working capital items
  Increase (decrease) in receivables        282         6,725        (1,864)
  Decrease in prepaid expenses           12,706        34,094        46,687
Increase in accounts payable
      and accrued liabilities           290,028       265,289       668,984
                                      ----------     ---------     ----------
  Net cash used in
    operating activities                 (4,542)     (153,522)      (966,158)
                                      ----------    ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Advances receivable                        -        (123,342)      (184,311)
 Acquisition of capital assets              -             -         (353,000)
 Acquisition of intellectual and
     property rights                        -          (1,000)        (1,000)
                                      ----------     ---------     ----------
  Net cash used in
    investing activities                    -        (124,342)      (538,311)
                                      ----------     ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank indebtedness                         265           -             265
  Issuance of common stock                  -         195,000       197,000
  Note Payable                            4,006        56,026      1,282,204
  Due to related party                      -          25,000         25,000
                                     ----------      ---------    ----------
Net cash provided by financing
    activities                            4,271       276,026      1,504,469
                                     ----------      ---------    ----------

Change in cash for the period              (271)       (1,838)           -
Cash, beginning of period                   271         2,109           -
                                     ----------      ---------     ----------
Cash, end of period                   $     -        $    271     $      -
                                     ==========      ==========    ==========
Cash paid during the period for:
  Interest expense                    $     -         $     -        $    -
  Income taxes                              -               -             -
                                     ==========      ==========    ==========

Supplemental disclosure with respect to cash flows (Note 11)


                                      LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF STOCKHOLDERS' DEFICIT
                            (Stated in U.S. Dollars)

                                                         Deficit
                                                        Accumulated
                        Common Stock       Additional   During the
                     --------------------    Paid-in    Development
                      Shares       Amount    Capital    Stage           Total

Balance from inception
   June 30, 1989 to
   December 31, 1997  2,000,000   $ 2,000   $   -       $  (2,000)    $    -

  Shares issued for
    services            500,000       500        840         -          1,340

  Loss for the year         -         -         -          (2,020)     (2,020)
                      ---------   ---------  ---------    --------    ----------
Balance, December 31,
  1998                2,500,000     2,500        840       (4,020)       (680)

 Loss for the year         -          -         -      (1,064,085) (1,064,085)
                      ---------   ---------  ---------   --------    ----------
Balance, December 31,
  1999                2,500,000     2,500        840   (1,068,105) (1,064,765)

Shares issued on
 settlement of debt   3,500,000     3,500  1,046,500         -      1,050,000

Loss for the year         -         -         -          (229,125)  ( 229,125)
                      ---------  ---------  ---------     --------  ----------

Balance, December 31,
  2000                6,000,000     6,000  1,047,340  (1,297,230)   ( 243,890)
                      ---------  ---------  ---------     --------  ----------

Shares issued on settlement
 of note payable      1,000,000     1,000    184,000         -        185,000
Shares issued for settlement
 of accounts payable  2,090,974     2,091    332,904         -        334,995
Shares issued for
 services               260,000       260     40,140         -         40,400
Shares issued for
 prepaid services       820,000       820     48,380         -         49,200
Shares issued
 for donation            10,000        10        -           -          3,000
Shares issued for cash on
 exercise of warrants   300,000       300     74,700         -         75,000
Shares issued on settlement
 of amount due to related
 party                  100,000       100     24,900         -         25,000

Shares issued for cash on
 private placement      240,000       240    119,760         -        120,000
Stock-based compensation                   1,493,520         -      1,493,520
Loss for the year           -         -          -    (2,147,261)  (2,147,261)
                      ---------  --------  ---------  ----------   -----------
Balance,
 December 31, 2001   10,820,974   $10,821 $3,368,634  $(3,444,491)   $(65,036)
                      ---------  --------  ---------  ----------    ---------
Shares issued for settlement
 of accounts payable    325,000       325     24,015         -         24,340
Loss for the year           -         -          -      (305,456)    (305,456)
                      ---------  --------  ---------  ----------    ---------
Balance,
 December 31, 2002   11,145,974   $11,146 $3,392,649  $(3,749,947)   (346,152)
                     ==========  ======== ==========   ===========   ========


       format change

                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                    DECEMBER 31, 2001
               (Expressed in U.S. Dollars)

1.   HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc. On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

The Company is considered a development stage company as it has not generated revenues from its operations.

2.   GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation. As the Company has no current source of revenue, its ability to continue as a going concern is dependent on obtaining continued financial support, completing public equity financing, or generating profitable operations in the future.


                                     2002          2001

Working capital deficiency      $  (346,152)    $   (72,036)
Deficit accumulated during the
   development stage            $(3,749,947)    $(3,444,491)


3.   SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. The significant accounting policies adopted by the Company are as follows:

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                             LITEWAVE CORP.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002
                       (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


                          LITEWAVE CORP.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002
                    (Stated in U.S. Dollars)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company has elected to follow the intrinsic value approach of
Accounting Principles Board Opinion No. 25   "Accounting for
Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant. SFAS 123 permits companies to continue to follow APB 25 and provide pro-forma disclosure of the impact of applying the fair value method of SFAS 123.


4.   ADVANCES RECEIVABLE

During the year ended December 31, 2001, the Company entered into a memorandum of understanding to acquire the business and assets of Andromeda Leasing, Inc. ("Andromeda"), a privately held company. The Company advanced $7,000 to Andromeda with no specific repayment terms and non-interest bearing. Due to the uncertainty as to recovery of the amount of the advance, management decided to write off the full amount to operations at December 31, 2002.

                         LITEWAVE CORP.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002
                   (Stated in U.S. Dollars)



5.   NOTES PAYABLE

I)   Note Payable

     Commencing January 1, 2002, the terms of the note payable were changed from non-interest bearing with no fixed terms of repayment to a convertible note bearing interest at 4% per annum, and maturing on December 31, 2003. The holder of the note may convert into common shares of the Company at a price of the lower of $0.30 per share or a 20% discount to the market until maturity date. The holder of the convertible note and the Company have agreed to waive the interest that would have accrued on the note payable through to December 31, 2003.

                    Balance Due            2002       2001
                                        $ 47,204   $ 43,198

ii)Convertible Promissory Note

     On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matures on December 31, 2002. The note may be converted into common shares of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash.

                    Balance Due           2002          2001
                                       $ 10,984         ----

                    Cumulative Totals  $ 58,098     $ 43,198


6.   COMMON STOCK

I)   Common Shares

a) On January 7, 2002, the Company issued 200,000 shares of common stock at an agreed value of $0.07 per share to a director of the Company for settlement of accounts payable of $14,000. The Company also issued, to this director, 200,000 non-transferable share purchase warrants entitling the holder to purchase one common share of common stock at $0.07 per share for a period of two years.

b)   On January 7, 2002, the Company issued 50,000 and 75,000
shares of common stock at an agreed value of $0.10 and $0.0712 per share, respectively, to consultants of the Company for settlement of accounts payable of $5,000 and $5,340, respectively.


                           LITEWAVE CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2002
                     (Stated in U.S. Dollars)

6.   COMMON STOCK (Continued)

I)   Common Shares (Continued)

c) On January 7, 2002, a director of the Company resigned from the Company's Board of Directors. As a result, 2,600,000 warrants originally granted to this director on July 3, 2001 and repriced on September 21, 2001 were cancelled, and 500,000 stock options originally granted to this director on July 3, 2001 and repriced on September 21, 2001 were rescinded.

ii)  Warrants

The following is a summary of the warrant activity during the years ended December 31, 2002 and 2001:



                             2002                    2001
                       ------------------     -------------------
                                 Weighted                Weighted
                       Number    Average      Number     Average
                         Of      Exercise       Of       Exercise
                       Warrants   Price       Warrants    Price
                       --------  --------     --------   --------
Outstanding,
 beginning of year    8,157,224    $0.16             -     $   -

Granted                 200,000     0.07     8,797,224      0.24
Exercised                     -        -      (400,000)    (0.25)

Cancelled/Expired    (3,900,000)   (0.06)     (240,000)    (0.50)

Cancelled on repricing        -        -    (2,600,000)    (0.30)
Re-granted on repricing       -        -     2,600,000     (0.06)
                       --------   -------    ---------   --------
Outstanding,
 end of year          4,457,224    $0.24     8,157,224     $0.16
                      =========   =======    =========   ========




                        LITEWAVE CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2002
                 (Stated in U.S. Dollars)


6.   COMMON STOCK (Continued)

ii)  Warrants (Continued)

The following is a summary of the warrants outstanding at December 31, 2002:

        NUMBER          EXERCISE       EXPIRATION
       OF SHARES         PRICE            DATE
     ------------      ---------     --------------------

       900,000          $ 0.25        January 17, 2003
       502,224            0.25        January 31, 2003
       200,000            0.37        February 24, 2003
       200,000            0.37        April 23, 2003
       100,000            0.25        September 25, 2003
     1,575,000           0.065        November 8, 2003
       200,000            0.07        January 7, 2004
       260,000            0.30        July 3, 2006
       520,000            0.06        September 21, 2006
    -------------
     4,457,224
    =============


iii) Stock Options

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

                        LITEWAVE CORP.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2002
                 (Stated in U.S. Dollars)



6.   COMMON STOCK (Continued)

iii) Stock Options (Continued)

Options granted under the Plan that have not vested will expire the earlier of five years from the date of the grant and the date of termination of the officer, employee or consultant for any reason.

The following is a summary of the stock option activity during the years ended December 31, 2002 and 2001:











                             2002                    2001
                       ------------------     -------------------
                                 Weighted                Weighted
                       Number    Average      Number     Average
                         Of      Exercise       Of       Exercise
                       Shares    Price        Shares     Price
                       --------  --------    ---------   --------
Outstanding,
 beginning of year    2,295,000   $ 0.29             -     $    -

Granted                       -        -     2,355,000       0.43
Cancelled            (1,145,000)   (0.44)      (60,000)     0.275

Cancelled on Repricing        -        -    (1,000,000)      0.35
Re-granted
 on repricing                 -        -     1,000,000       0.10
                     ----------  --------   -----------  --------
Outstanding,
 end of year          1,150,000   $ 0.20     2,295,000     $ 0.29
                     ========== =========   =========== =========




The following is a summary of the status of stock options outstanding and exercisable at December 31, 2002:

                                       WEIGHTED
                                       AVERAGE
     NUMBER                            REMAINING
       OF            EXERCISE          CONTRACTUAL
     OPTIONS           PRICE              LIFE
    ----------      -----------       --------------
     600,000          $0.10             3.3 years
     350,000          $0.275            3.1 years
     200,000          $0.37             3.2 years
  -------------
   1,150,000







                        LITEWAVE CORP.
               (A Development Stage Company)
               NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2002
                 (Stated in U.S. Dollars)



6.   COMMON STOCK (Continued)

iv)  Stock Based Compensation

Included in stock options granted during the year ended December 31, 2001 are 605,000 stock options to consultants and non-employees as well as 1,750,000 stock options to directors in their role as consultants which are accounted for under SFAS 123 and EITF 96-18. Included in warrants granted during the year ended December 31, 2001 are 4,680,000 warrants to directors in their role as consultants which are also accounted for under SFAS 123 and EITF 96-18. Accordingly, using the Black-Scholes option pricing model, the stock options and warrants are marked to fair value through charges to the statements of operations. Total stock based compensation recognized during the year ended December 31, 2001 was $1,493,520. This amount was recorded in the statements of operations as consulting fees of $1,392,666 and professional fees of $100,854.

The assumptions used in calculating the fair value of stock options and warrants granted using the Black-Scholes option pricing model are as follows:


                                    2002           2001
                                -----------     -----------

Risk-free interest rate               -        3.25% to 4.76%
Expected life of the options          -           3 years
Expected volatility                   -      171.08% to 211.43%
Expected dividend yield               -              -


The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined. Stock compensation expense is recognized as earned, which is generally over the vesting period of the underlying option.

The Company also adopted FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation", with respect to certain provisions applicable to new awards, options repricings, and changes in grantee status. FIN 44 addresses practice issues related to the application of APB 25.

The Company accounts for stock based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18 ("EITF
96-18")   "Accounting for Equity Instruments that are Issued to
Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services".


                            LITEWAVE CORP.
                    (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2002
                        (Stated in U.S. Dollars)


7.   INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:



                                2002              2001
                            ---------------   -------------

Loss before income taxes     $  (305,343)      $ (2,147,261)

Income tax recovery          $   103,810       $    730,070

Unrecognized benefit of
 operating loss carryforwards   (103,810)          (730,070)
                            ---------------   --------------
Income tax recovery          $         -       $          -
                            ===============   ==============










Significant components of the Company's future tax assets based on statutory tax rates are as follows:


                                2002              2001
                            ---------------   -------------

Deferred tax assets
   Loss carryforwards        $   1,272,390     $  1,168,580
   Valuation allowance          (1,272,390)      (1,168,580)
                            ---------------   --------------
                             $           -     $          -
                            ===============   ==============

The Company has approximately $3,742,000 (2001 - $3,437,000) of operating loss carryforwards which expire beginning in 2017.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.


8.   RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a) During the year ended December 31, 2002, the Company paid or accrued $109,226 (2001 - $193,250) in consulting fees to directors and to a company related by a common director.


                          LITEWAVE CORP.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002
                     (Stated in U.S. Dollars)


8.   RELATED PARTY TRANSACTIONS (Continued)

b) Included in accounts payable as at December 31, 2002 is $106,116 (2001 - $14,588) due to directors of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.


9.   COMMITMENTS

At December 31, 2002, the Company has future commitments consisting of renewed director employment agreements with two directors of the Company for annual salaries of US$75,000 for one director and $6,000 for the other director until September 30, 2003.


10.  PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgement in the amount of $139,133 was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The accompanying financial statements for December 31, 2002 reflect a provision for loss in the amount of the judgement.


11.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended December 31, 2002, the following non-cash investing and financing activities occurred:

a) The Company issued 325,000 shares of common stock for settlement of accounts payable totaling $24,340.
b) The Company issued a $10,475 4% convertible promissory note payable for settlement of accounts payable, with a former director, totaling $10,475.


                          LITEWAVE CORP.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2002
                     (Stated in U.S. Dollars)



11.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
(Continued)

During the year ended December 31, 2001, the following non-cash investing and financing activities occurred:

a) The Company issued 1,000,000 shares of common stock for settlements of a portion of the note payable totaling $180,000.
b) The Company issued 3,170,974 shares of common stock for settlements of accounts payable totaling $424,595.
c) The Company issued 10,000 shares of common stock to a company as a charitable donation totaling $3,000.
d) The Company issued 100,000 shares of common stock for settlement of an amount due to a related party totaling $25,000.


12.  FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, receivables, advances receivable, accounts payable and accrued liabilities, and note payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximate their carrying values.


13.  SEGMENTED INFORMATION

The Company's operations are conducted in one business segment in Canada.


14.  SUBSEQUENT EVENT

Subsequent to December 31, 2002, 415,750 common shares, previously issued for services to be performed, were surrendered to the Company for cancellation.



                            SIGNATURES

The following pages include the Signatures page for this Form
10-KSB, and two separate Certifications of the Chief Operating
Officer (COO) and the Chief Financial Officer (CFO) of the company.

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

The second form of Certification is required by Section 906 of the Sarbanes -Oxley Act of 2002 (section 1350 of chapter 63 of title 18 of the United States Code).

In accordance with Section 12 of the Securities Exchange Act of
1934, the Registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


LITEWAVE CORP.

Dated: April 14, 2003

By: /s/ Ian Lambert
    Ian Lambert
    President, Chief Operating Officer, Director

    /s/ Harvey Lawson
    Harvey Lawson,
    Secretary/Treasurer, Chief Financial Officer, Director


CERTIFICATION
I, Ian D. Lambert, certify that:

1. I have reviewed this annual report on Form 10-KSB of Litewave Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

By: /s/ Ian Lambert
    Ian Lambert
    Chief Operating Officer


CERTIFICATION
I, Harvey Lawson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Litewave Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

By: /s/ Harvey Lawson
    Harvey Lawson
    Chief Financial Officer



Exhibit 16.1

Davidson & Company
The Stock Exchange Tower
1200-609 Granville Street
P.O. Box 10372 Pacific Center
Vancouver
British Columbia V7Y 1G6
Canada


April 9, 2003

Office of the Chief Accountant
Securities and Exchange Commission
450 West Fifth Street N.W.
Washington DC 20549

Re:  Litewave Corp.
Commission File No. 000-27713

Ladies and Gentlemen:

We have read the statements about our firm included under Item 4 in the Form 8-K dated March 12, 2003 of Litewave Corp. (the "Company") filed with the Securities and Exchange Commission and are in agreement with the statements contain therein, except that
(1) in reference to item (a)(I), we are not in a position to agree or disagree with the Company's statement that we confirmed that we would no longer be representing the Company as its accountants as no formal communication was received by us regarding the dismissal, (2) in reference to item (a)(iii), we are not in a position to confirm that the change was ratified by the Board of Directors of the Company on March 12, 2003 as no formal written communication was received by us regarding the change, and (3) in reference to item (b), we are not in a position to confirm that the Company engaged new principal accountants on March 24, 2003, and therefore, whether the Company, during the fiscal years ended December 31, 2001 and 2000, and the subsequent interim period to the date hereof, consulted its new principal accountants regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B.

Yours truly,




DAVIDSON & COMPANY
Chartered Accountants


EXHIBIT 99.1
                           CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Litewave Corp. (the "Company") for the annual period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D. Lambert, Chief Operating Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Ian D. Lambert
      Ian D. Lambert
      Chief Operating Officer
      April 14, 2003

EXHIBIT 99.2
                         CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-KSB of Litewave Corp. (the "Company") for the annual period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Harvey Lawson
      Harvey Lawson
      Chief Financial Officer
      April 14, 2003