Form 10QSB
period 2003-03-31
LITEWAVE CORP
filed 2003-05-12
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                               FORM 10-QSB

  (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly period ended March 31, 2003

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


1220 Eastview Road, Suite 100, North Vancouver, BC          V7J 1L6
(Address of Principal Executive Offices)                 (Zip Code)


                      Issuer's Telephone Number
                            (604) 675-7637


Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

     As of May 13, 2003: 39,810,224 shares of common stock were outstanding.



       TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


  Part I.   Financial Information
  -------
  Item 1.   Financial Statements (unaudited)

  Item 2.   Management Discussion and Analysis or Plan of Operation

  Item 3.   Controls and Procedures.

  Part II.  Other Information
  --------
  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities

  Item 3.   Defaults upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security holders

  Item 5.   Other Information

  Item 6.   Exhibits and reports on form 8-K

            SIGNATURES




     PART I

ITEM 1.  FINANCIAL STATEMENTS



                           LITEWAVE CORP.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS
                 (Unaudited Prepared by Management)

                          MARCH 31,  2003

(format change)

                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                       BALANCE SHEETS
                             (Unaudited Prepared by Management)

                                          March 31,              December 31,
                                            2003                     2002
ASSETS

Cash and cash equivalents                  $        5             $      -
Accounts receivable                             1,953                  1,864
Prepaid expenses                                4,000                    -
                                           -----------            ------------
                                           $    5,958             $    1,864
                                          ===========            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank indebtedness                                           $      265
Accounts payable and
       accrued liabilities                 $  319,447                289,653
Notes payable (Note 4)                         58,398                 58,098
                                           -----------            ------------
                                              377,845                348,016
                                           -----------            ------------

Stockholders' deficiency
     Capital stock (Note 5)
          Authorized
            100,000,000 common shares
            with a par value of $0.001
          Issued
            11,145,974 common shares
            (December 31, 2002
            11,145,974 common shares)          11,146                 11,146
     Additional paid in capital             3,392,649              3,392,649


     Deficit accumulated during
       the development stage               (3,775,682)            (3,749,947)
                                           -----------           ------------
                                             (371,887)              (346,152)
                                           -----------           ------------

                                           $    5,958              $   1,864
                                           ===========           ============


The accompanying notes are an integral part of these financial statements.


                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                  STATEMENTS OF OPERATIONS
                      Three month period ended March 31, 2003
                             (Unaudited Prepared by Management)

        Cumulative
                             Three month                 Amounts From
                             Period Ended March 31,      Inception on
                                                         June 30, 1989
                             -----------------------     to March 31,
                              2003           2002        2003

EXPENSES
Consulting                    20,250         31,976        2,160,550
Foreign Exchange
  (gain) loss                   (815)        (2,148)          10,282
General and
    administrative               142            842           48,056
Marketing and
    promotion                    -            9,889           56,562
Professional fees              5,662            275          350,224
Rent                             -              763           42,787
Salaries and benefits            496            658           32,394
Telephone and utilities          -              186           66,458
Transfer agent and
    filing fees                  -              125           23,434
Travel                           -              -            264,402
Website development              -            5,000           52,191
                          ----------       ---------       ---------
                              25,735         37,777        3,107,340

OTHER ITEMS
Provision for settlement
   of litigation (Note 8)        -             -             139,133
Write off of accounts
   Payable                       -            (120)           (9,102)
Write-down of
 capital assets                  -             -             353,000
Write-down of advances
 receivable                      -             -             184,311
Write-down of intellectual
 & property rights               -             -               1,000
                           ----------       ---------       ---------
                                 -            (120)          668,342

Loss for the period       $  (25,735)    $ (37,657)      $(3,775,682)
                          ===========      =========      ===========
Basic and diluted
 loss per share           $   (0.00)     $   (0.00)
                          ==========      =========

Weighted average number
  of shares of common stock
  outstanding             11,145,974      11,139,741
                          ==========      ==========
The accompanying notes are an integral part of these financial statements.


                                     LITEWAVE CORP.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                      Three month period ended March 31, 2003
                                 (Stated in U.S. Dollars)

                                                                 Cumulative
                                      Three month                Amounts From
                                      Period Ended March 31,     Inception on
                                                                 June 30, 1989
                                      -----------------------    to March 31,
                                       2003           2002       2003


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                 $ (25,735)    $ (37,657)  $(3,775,682)

  Adjustments to reconcile loss to net
    cash used in operating activities:
   Write off of accounts payable            -            -           (9,102)
   Write-down of capital assets             -            -          353,000
   Write-down of advances receivable        -           (120)       184,311
   Write-down of intellectual and
     property rights                        -            -            1,000
   Consulting expenses paid by shares
     of common stock                        -           5,340        11,740
   Consulting expenses paid by stock
     options and warrants                   -             -       1,392,666
   General and administrative expenses
     paid by shares of common stock         -             -           3,000
   Professional fees paid by stock
     options                                -             -         100,854
   Website development expenses paid
     by shares of common stock              -           5,000        32,400
Changes in non-cash working capital items
  (Increase) decrease in receivables        (89)         (191)       (1,775)
  (Increase) in prepaid expenses         (4,000)          -          50,687
Increase in accounts payable
      and accrued liabilities            29,794        (8,208)      698,778
                                      ----------     ---------     ---------
  Net cash used in
    operating activities                    (30)      (35,836)     (958,010)
                                      ----------     ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Advances receivable                        -             -        (184,311)
 Acquisition of capital assets              -             -        (353,000)
 Acquisition of intellectual and
     property rights                        -             -          (1,000)
                                      ----------     ---------     ---------
  Net cash used in
    investing activities                    -             -        (538,311)
                                      ----------     ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank indebtedness                        (265)          -             265
  Issuance of common stock                  -          24,340       197,000
  Note Payable                              300        11,632     1,282,504
  Due to related party                      -             -          25,000
                                     ----------      ---------    ----------
Net cash provided by financing
    activities                               35        35,972     1,504,769
                                     ----------      ---------    ----------

Change in cash for the period                 5           136           -
Cash, beginning of period                   -             271           -
                                     ----------      ---------     ---------
Cash, end of period                   $       5      $    407    $      -
                                     ==========      ==========    =========
Cash paid during the period for:
  Interest expense                    $     -         $   -        $    -
  Income taxes                              -             -             -
                                     ==========      ==========    =========

Supplemental disclosure with respect to cash flows (Note 9)


                                      LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF STOCKHOLDERS' DEFICIT
                            (Stated in U.S. Dollars)

                                                         Deficit
                                                        Accumulated
                        Common Stock       Additional   During the
                     --------------------    Paid-in    Development
                      Shares       Amount    Capital    Stage           Total

Balance from inception
   June 30, 1989 to
   December 31, 1997  2,000,000   $ 2,000   $   -       $  (2,000)    $    -

  Shares issued for
    services            500,000       500        840         -          1,340

  Loss for the year         -         -         -          (2,020)     (2,020)
                      ---------   ---------  ---------    --------    ----------
Balance, December 31,
  1998                2,500,000     2,500        840       (4,020)       (680)

 Loss for the year         -          -         -      (1,064,085) (1,064,085)
                      ---------   ---------  ---------   --------    ----------
Balance, December 31,
  1999                2,500,000     2,500        840   (1,068,105) (1,064,765)

Shares issued on
 settlement of debt   3,500,000     3,500  1,046,500         -      1,050,000

Loss for the year         -         -         -          (229,125)  ( 229,125)
                      ---------  ---------  ---------    ---------  ----------

Balance, December 31,
  2000                6,000,000     6,000  1,047,340   (1,297,230)  ( 243,890)
                      ---------  ---------  ---------  -----------  ----------

Shares issued on settlement
 of note payable      1,000,000     1,000    184,000         -        185,000
Shares issued for settlement
 of accounts payable  2,090,974     2,091    332,904         -        334,995
Shares issued for
 services               260,000       260     40,140         -         40,400
Shares issued for
 prepaid services       820,000       820     48,380         -         49,200
Shares issued
 for donation            10,000        10        -           -          3,000
Shares issued for cash on
 exercise of warrants   300,000       300     74,700         -         75,000
Shares issued on settlement
 of amount due to related
 party                  100,000       100     24,900         -         25,000

Shares issued for cash on
 private placement      240,000       240    119,760         -        120,000
Stock-based compensation                   1,493,520         -      1,493,520
Loss for the year           -         -          -    (2,147,261)  (2,147,261)
                      ---------  --------  ---------  ----------   -----------
Balance,
 December 31, 2001   10,820,974   $10,821 $3,368,634  $(3,444,491)   $(65,036)
                      ---------  --------  ---------  ----------    ---------
Shares issued for settlement
 of accounts payable    325,000       325     24,015         -         24,340
Loss for the year           -         -          -      (305,456)    (305,456)
                      ---------  --------  ---------  ----------    ---------
Balance,
 December 31, 2002   11,145,974   $11,146 $3,392,649 $(3,749,947)    (346,152)

Loss for the period         -         -          -       (25,735)     (25,735)
                      ---------  --------  ---------  ----------    ---------
Balance,
 March 31, 2003      11,145,974   $11,146 $3,392,649 $(3,775,682)    (371,887)
                     ==========  ======== ==========  ===========    =========


                       LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        MARCH 31, 2003
                 (Expressed in U.S. Dollars)

BASIS OF PRESENTATION

The unaudited interim financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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


                                     2003             2002

Working capital deficiency      $  (371,887)    $   (78,353)
Deficit accumulated during the
   development stage            $(3,775,682)    $(3,382,148)


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

                        LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        MARCH 31, 2003
                 (Expressed in U.S. Dollars)


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


     LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        MARCH 31, 2003
                 (Expressed in U.S. Dollars)


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



     LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        MARCH 31, 2003
                 (Expressed in U.S. Dollars)



4.   NOTES PAYABLE

I)   Note Payable

     Commencing January 1, 2002, the terms of the note payable were changed from non-interest bearing with no fixed terms of repayment to a convertible note bearing interest at 4% per annum, and maturing on December 31, 2003. The holder of the note may convert into common shares of the Company at a price of the lower of $0.20 to $0.30 per share or a 20% discount to the market until maturity date. The holder of the convertible note and the Company have agreed to waive the interest that would have accrued on the note payable through to December 31, 2003.

                    Balance Due            2003       2002
                                        $ 47,504   $ 44,354

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

                    Balance Due           2003          2002
                                       $ 10,894     $ 10,475

                    Cumulative Totals  $ 58,398     $ 54,829


5.   COMMON STOCK

i)   Common Shares

There was no change in common shares during the period January 1, 2003 to March 31, 2003

ii)  Warrants

The following is a summary of the warrant activity during the periods ended March 31, 2003 and 2002:



                         March 31, 2003         March 31, 2002
                       ------------------     -------------------
                                 Weighted                Weighted
                       Number    Average      Number     Average
                         Of      Exercise       Of       Exercise
                       Warrants   Price       Warrants    Price
                       --------  --------     --------   --------
Outstanding,
 beginning of year    4,457,224    $0.24     2,295,000   $ 0.29

Granted                     -         -            -         -
Exercised                   -         -            -         -

Cancelled/Expired    (1,402,224)   (0.25)     (500,000)   (0.46)
                     -----------  -------    ----------  --------
Outstanding,
 End of peiod         3,055,000    $0.23     1,795,000    $0.24
                     ===========  =======   ===========  ========



                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        MARCH 31, 2003
                 (Expressed in U.S. Dollars)


5.   COMMON STOCK (Continued)

ii)  Warrants (Continued)

The following is a summary of the warrants outstanding at March 31, 2003:

        NUMBER          EXERCISE       EXPIRATION
       OF SHARES         PRICE            DATE
     ------------      ---------     --------------------

      400,000            0.37        April 23, 2003
      100,000            0.25        September 25, 2003
     1,575,000            0.065       November 8, 2003
       200,000            0.07        January 7, 2004
       260,000            0.30        July 3, 2006
       520,000            0.06        September 21, 2006
    -------------
     3,055,000
    =============


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

     LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        MARCH 31, 2003
                 (Expressed in U.S. Dollars)

5.   COMMON STOCK (Continued)

iii) Stock Options (Continued)

Options granted under the Plan that have not vested will expire the earlier of five years from the date of the grant and the date of termination of the officer, employee or consultant for any reason.

The following is a summary of the stock option activity during the periods ended March 31, 2003 and 2002:



                             2003                    2002
                       ------------------     -------------------
                                 Weighted                Weighted
                       Number    Average      Number     Average
                         Of      Exercise       Of       Exercise
                       Shares    Price        Shares     Price
                       --------  --------    ---------   --------
Outstanding,
 beginning of year    1,150,000   $ 0.20     2,295,000   $  0.29

Granted                     -         -            -          -
Cancelled                   -         -       (500,000)     0.55
                     ----------  --------   -----------  --------
Outstanding,
 end of year          1,150,000   $ 0.20     1,795,000    $ 0.22
                     ========== =========   =========== =========




The following is a summary of the status of stock options outstanding and exercisable at March 31, 2003:

                                       WEIGHTED
                                       AVERAGE
     NUMBER                            REMAINING
       OF            EXERCISE          CONTRACTUAL
     OPTIONS           PRICE              LIFE
    ----------      -----------       --------------
     600,000          $0.10             3.0 years
     350,000          $0.275            2.8 years
     200,000          $0.37             2.9 years
  -------------
   1,150,000





                        LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        MARCH 31, 2003
                 (Expressed in U.S. Dollars)


5.   COMMON STOCK (Continued)

iv)  Stock Based Compensation

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


                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        MARCH 31, 2003
                 (Expressed in U.S. Dollars)


6.   RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a) During the period ended March 31, 2003, the Company paid or accrued $20,250 (2002 - $31,976) in consulting fees to directors and to a company related by a common director.

b) Included in accounts payable as at March 31, 2003 is $36,907 (2002 - $28,188) due to directors of the Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.


7.   COMMITMENTS

At March 31, 2003, the Company has future commitments consisting of renewed director employment agreements with two directors of the Company for annual salaries of US$75,000 for one director and $6,000 for the other director until September 30, 2003.


8.  PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgement in the amount of $139,133 was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The accompanying financial statements for March 31, 2003 reflect an obligation in the amount of the judgement.


9.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the period ended March 31, 2003, no non-cash investing and financing activities occurred:


10.  FINANCIAL INSTRUMENTS

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


11.  SEGMENTED INFORMATION

The Company's operations are conducted in one business segment in Canada.


12.  SUBSEQUENT EVENTS

Subsequent to March 31, 2003, 485,750 common shares, previously issued for services to be performed, were surrendered to the Company for cancellation.

On April 15, 2003, the Company approved the issuance of 6,900,000 restricted shares of common stock at an agreed value of $0.01 per share to directors of the Company for settlement of accounts payable and services rendered of $69,000.
The Company also approved the issuance of 1,500,000 restricted shares of common stock at an agreed value of $0.02 per share for settlement of accounts payable and legal services to be rendered of $30,000.

On April 16, 2003, the Company approved the issuance of 11,750,000 shares of common stock to six parties at a deemed value of $0.004, being the lower of $0.20 to $0.30 per share or a 20% discount to the market (which was $0.005 at the time of election to convert), as conversion of notes payable owing in the total amount of $47,000.

On April 26, 2003, the Company approved the issuance of 9,000,000 restricted shares of common stock to six parties at a deemed value of $0.01, pursuant to debt settlement agreements dated April 2, 2003, in the total amount of $90,000.

On April 30, 2003, the Company approved a Purchase and Sale Agreement between the Company and Waterton Lakes Hotels (1956) Co. Ltd.
(AWaterton Lakes@), a privately held corporation, for an interest in an oil and gas lease in Oklahoma. Under the terms of the Agreement and for the consideration of a payment to Waterton Lakes of $20,000 made May 7, 2003, Waterton Lakes has assigned a working interest portion equal to 50% in an oil and gas property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres
(more or less) situated on Lots 3 and 4 and E 2 of SW 3 of Section 31, Township 26 North, Range 13 West, Woods County Oklahoma, USA.

ITEM 2.  MANAGEMENT=S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL

The Company is a development-stage company whose primary business
Had been a marketing company focused on providing value-added member benefits to affinity membership groups in the United States.

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

Though Management is of the opinion that wireless tracking of all types of containers will become more prevalent in the foreseeable future, it has been looking for opportunities to establish revenue in other areas. Recently, the Company has been evaluating several potential oil and gas leases in both the USA and Canada with the concept that, should the right opportunity present itself and the necessary funding be available, the Company might commence an oil and gas exploration and development program.

On April 30, 2003, the Company announced that its Board of Directors approved a Purchase and Sale Agreement between the Company and Waterton Lakes Hotels (1956) Co. Ltd. ("Waterton Lakes"), a privately held corporation, for an interest in an oil and gas lease in Oklahoma.

Under the terms of the Agreement, Waterton Lakes has assigned a working interest portion equal to 50% in an oil and gas property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4 and E
2 of SW 3 of Section 31, Township 26 North, Range 13 West, Woods County Oklahoma, USA. As called for in the Agreement, the Company has made a payment to Waterton Lakes on May 7, 2003, in the amount of $20,000.

The Company and Waterton Lakes plan to acquire additional seismic on the property to further delineate potential hydrocarbon zones. Records for the nearby Hopeton North field indicate that it contained and produced 17.5 billion cubic feet of natural gas from the Hunton zone. In the 1960's and early 1970's, the target acreage was explored to a limited extent, but never produced. The production of substantial quantities of natural gas nearby indicates that the general area is prospective for natural gas production. Moreover, the preliminary seismic data show the Hunton zone present within the boundaries of the Smith Lease.

If warranted following additional seismic evidence and if the necessary funding is available, the Company and Waterton Lakes plan to drill an initial exploratory gas well on the property to test the Hunton zone. The drilling depth of the planned well is anticipated to be approximately 6,500 feet, and would be expected to be spudded in the fall of 2003.

On April 24, 2003, the Board of Directors accepted the resignation of Nirj Deva due to his extension travel commitments for the next two years. The company created an Advisory Board, and appointed Mr. Deva to the Company=s Advisory Board.
The Company will seek a suitable replacement for Mr.
Deva, as soon as practicable.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At March 31, 2003, the Company had a working capital deficiency of approximately $371,887in Notes payable of $58,398, current payables of $180,314 and anobligation for settlement of litigation of $139,133.
Since that date, sufficient shareholder loans have been advanced to fund current operations. The Company is undertaking a Reg. S private placement offering for restricted common shares at a purchase price of$0.05 per share, through which the Company expects to raise between $100,000 and $200,000. The private placement consists of units consisting of one common share together with one half-warrant per unit, two such half-warrants exercisable to purchase one common share at a price of $0.06 for a period of two years.

Based upon the low monthly overhead associated with current
Operations, the Company believes that it has sufficient cash on hand and financing arrangements made to meet its anticipated needs for working capital and property acquisitions for the next twelve months of operations, before any revenues are obtained. Should the Company commence a drilling program, the Company will need to raise additional capital.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at March 31, 2003, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

If the Company needs to raise additional funds in order to
fund expansion, drill and develop new or enhanced oil and gas production, respond to competitive pressures or acquire further properties, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Company. Stockholders may also experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to deploy and expand its network development efforts over the next twelve months. Based upon its past history, management believes that it may be able to obtain funding from investors or lenders, but is unable to predict with any certainty the amount
and/or terms thereof.   If adequate funds are not available or
are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent, may not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

As of the date of this filing, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Capital Requirements & Use of Funds

The Company will be seeking financing of up to $200,000 to over the next six months to continue with the expansion of oil and natural gas properties. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

Corporate uses of funds shall include but not be limited to the following:

 - corporate overhead expenses necessary to maintain the Company=s operations.
 - acquisition of additional oil and natural gas properties
 - undertake further seismic work program for the Smith lease.
Administration and operational expenses

Capital is expected to be raised in stages, as tranches of the private placement are funded. The next phase of operations is anticipated to require approximately $100,000 to $200,000, depending upon leases negotiated, and possible joint ventures, partnerships and farmouts.

If the Company is unable to obtain needed funds, it could be forced to curtail or cease its activities.


FORWARD-LOOKING STATEMENTS


The Registrant cautions readers that certain important factors may affect the Registrant's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this document or that are otherwise made by or on behalf of the Registrant. For this purpose, any statements contained in the Document that are not statements of historical fact may be deemed to be forward-looking statements.
This Registration contains statements that constitute
"forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates,"
"expects," "estimates," "plans," "may," "will," or similar terms.
These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Registrant, its directors or its officers with respect to, among other things: (i) trends affecting the Registrant's financial condition or results of operations for its limited history; (ii) the Registrant's business and growth strategies; (iii) the petroleum and energy industries;
and, (iv) the Registrant's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Registrant's limited operating history, dependence on continued levels of pricing and demand for oil and natural gas, the Registrant's inexperience with the petroleum industry, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Operating Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms. Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        None during the period
ITEM 2.  CHANGES IN SECURITIES

On April 15, 2003, 485,750 common shares, previously issued for services to be performed, were surrendered to the Company for cancellation.

On April 23, 2003, the Company issued 6,900,000 restricted shares of common stock at an agreed value of $0.01 per share to directors of the Company for settlement of accounts payable and services rendered of $69,000, pursuant to two agreements negotiated February 18, 2003. In lieu of $50,000 owed to Ian Lambert, a director and President of the Company, 5,000,000 shares were issued to Mr. Lambert at a value of $0.01 per share. In lieu of $19,000 owing to Harvey Lawson as compensation for management and director services rendered to the Company, 1,900,000 shares were issued to Mr. Lawson at a value of $0.01 per share.
The Company also issued 1,500,000 restricted shares of common stock to Christopher Dieterich, corporate counsel, at an agreed value of $0.02 per share for settlement of accounts payable and legal services to be rendered of $30,000 pursuant to an agreement negotiated April 2, 2003.
On April 23, 2003, the Company issued 11,750,000 shares of common stock, restricted pursuant to Rule 144, to six parties at a deemed value of $0.004, being the lower of $0.20 to $0.30 per share or a 20% discount to the market (which was $0.005 at the time of election to convert on January 10, 2003), as conversion of notes payable owing in the total amount of $47,000.

On April 26, 2003, the Company approved the issuance of 9,000,000 shares of common stock, restricted pursuant to Rule 144, to six parties at a deemed value of $0.01, pursuant to debt settlement agreements dated April 2, 2003, in the total amount of $90,000.

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K

(a) Exhibits
        Exhibit Number                         Description

99.1          Chief Operating Officer's Certification

99.2          Chief Financial Officer's Certification

(b) Reports on Form 8-K

 The Registrant filed a current report on Form 8-K following the quarter end dated April 14, 2003, and amended 8-K/A on April 16, 2003.


                              SIGNATURES


The following pages include the Signatures page for this Form
10-QSB, and two separate Certifications of the Chief Operating
Officer (COO) and the Chief Financial Officer (CFO) of the company.

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

Dated: May 12, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any correction actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

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

Dated: May 12, 2003

By: /s/ Harvey Lawson
    Harvey Lawson
    Chief Financial Officer





EXHIBIT 99.1
                           CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Litewave
Corp. (the "Company") for the three month period ended
March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D. Lambert, Chief Operating
Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Ian D. Lambert
      Ian D. Lambert
      Chief Operating Officer
      May 12, 2003

EXHIBIT 99.2
                         CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Litewave Corp. (the "Company") for the three month period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Harvey Lawson
      Harvey Lawson
      Chief Financial Officer
      May 12, 2003



__________________________________________________________________