Form 10QSB
period 2003-06-30
LITEWAVE CORP
filed 2003-08-20
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                               FORM 10-QSB


  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE  SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly
            period ended June 30, 2003


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

                             YES [X]    NO [ ]


     As of August 14, 2003: 40,610,224 shares of common stock were outstanding.





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


            SIGNATURES







     PART I


ITEM 1.  FINANCIAL STATEMENTS





                           LITEWAVE CORP.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS
                             (Unaudited)

                          JUNE 30,  2003

(format change)

                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                       BALANCE SHEETS
                                        (Unaudited)


                                          June 30,              December 31,
                                            2003                     2002
ASSETS

Cash and cash equivalents                  $       50             $      -
Accounts receivable                             1,109                  1,864
Prepaid expenses                                4,000
                                           -----------            ------------
                                                5,159                  1,864
OIL & GAS ASSETS


Natural Gas Properties
       (Non-Producing) (Note 4)                40,000                    -


CAPITAL ASSETS

Office & Computer Equipment                     2,325                    -

                                            -----------            ------------
                                           $   47,484             $    1,864
                                            ===========            ============


LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities
Bank indebtedness                                                 $      265
Accounts payable                           $  318,769                183,537
Accounts payable - related parties             18,663                106,116
Notes payable (Note 5)                         10,893                 58,098
                                           -----------            ------------
                                              348,325                348,016
                                           -----------            ------------

Stockholders' deficiency
     Capital stock (Note 6)
          Authorized
            100,000,000 common shares
            with a par value of $0.001
          Issued
            31,610,224 common shares
            (December 31, 2002
            11,145,974 common shares)          31,610                 11,146
     Additional paid in capital             3,520,185              3,392,649




     Deficit accumulated during
       the development stage               (3,852,636)            (3,749,947)
                                           -----------           ------------
                                             (300,841)              (346,152)
                                           -----------           ------------

                                           $   47,484              $   1,864
                                           ===========           ============

The accompanying notes are an integral part of these financial statements.










                                         LITEWAVE CORP.
                                (A Development Stage Company)
                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)


                             Cumulative
                           Amounts From
                           Inception on  Three Month Period Ended  Six Month Period Ended
                            June 30, 1989   June 30,   June 30,    June 30,   June 30,
                         to June 30, 2003     2003       2002        2003       2002


EXPENSES
  Consulting (Note 7)        2,193,050        32,500    28,500      52,750        60,476
  Foreign exchange (gain)/loss  10,875           593       -          (222)            -
  General and
    administrative              63,773        15,718     4,826      21,521         2,700
  Marketing and
    promotion                   59,362         2,800       -         2,800             -
  Professional Fees            356,715         6,491    11,612       6,491        11,887
  Rent                          45,187         2,400       -         2,400         1,200
  Salaries, Benefits            33,189           795       387        1,291        1,422
  Telephone, Utilities          66,458           -         536         -             828
  Transfer Agent, Filing Fees   23,814           380       435         380           560
  Travel                       265,527         1,125       -         1,125             -
  Website                       66,344        14,153       -        14,153         5,000
                              ---------    ---------   --------   ---------      --------
                           $(3,184,294)     $(76,955) $(46,296)  $(102,689)     $(84,073)




OTHER ITEMS
Provision for settlement
   of litigation (Note 9)      139,133           -         -           -          -
Write off of accounts
   Payable                      (9,102)          -         -           -          -
Write-down of capital assets   353,000           -         -           -          -
Write-down of advances
    receivable (Note 5)        184,311           -      (4,101)        -       (4,221)
Write-down of intellectual
 & property rights               1,000           -         -           -          -
                              ----------     ---------  --------   ---------  --------
                               668,342           -      (4,101)        -       (4,221)
 Loss for the period       $(3,852,636)     $(76,955) $(42,195)  $(102,689)  $(79,852)
                           ============    ========== =========  =========   =========

Basic and dilutive loss per share           $  (0.00)  $ (0.02)   $  (0.00)   $  (0.06)
                                            ==========  ========= =========  =========


Weighted average number of
  common shares outstanding                21,378,099  8,388,428   21,378,099 8,388,928
                                           =========   =========  =========   =========

The accompanying notes are an integral part of these financial statements.







                                        LITEWAVE CORP.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                      Cumulative
                                      Amounts From    Three Month       Six Month
                                      Inception on   Period Ended     Period Ended
                                      June 30, 1989     June 30,         June 30,
                                   to June 30, 2003   2003     2002     2003    2002


CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                (3,852,636)  $(76,955) $(42,194)$(102,689) $(79,852)
  Adjustment to reconcile loss to net
   cash used in operating activities:

Write-off of accounts payable            (9,102)       -          -        -         -

Write-down of capital assets            353,000        -          -        -         -

Write-off of intellectual and
Property rights                           1,000        -          -        -         -

Write-off of advances receivable        184,311        -       (4,101)     -    (4,221)

Consulting expenses paid by shares
     of common stock                     56,740     45,000        -     45,000   5,340

Consulting expenses paid by
stock options and warrants            1,392,666        -          -        -         -
General and administrative
expenses paid by shares of
common stock                              3,000        -          -        -         -

Professional fees paid
by shares and stock options             132,854     32,000        -     32,000       -

Website development expenses paid
by shares of common stock                44,650     12,250        -     12,250       -
Changes in non-cash working capital items
    (Increase) decrease in receivables   (1,109)       844        499      755    (308)
    Decrease in prepaid expenses         50,687        -          -     (4,000)      -
    Increase (decrease)in accounts
       payable                          661,371    (29,519)    42,925      574   35,198
                                        --------   --------   --------  ------- --------

    Net cash used
      in operating activities          (982,568)    (16,380)    (2,871) (16,110) (38,843)
                                        --------   --------   -------- ------- --------


CASH FLOWS FROM INVESTING ACTIVITIES
  Advances receivable                  (184,311)       -          -        -         -

  Acquisition of capital assets        (355,325)    (2,325)       -     (2,325)      -
 Acquisition of oil & gas properties
    And drilling costs                  (40,000)  ( 40,000)       -    (40,000)
 Acquisition of intellectual and
    property rights                      (1,000)       -          -        -         -
                                       --------   --------   --------  ------- --------
 Net cash used in investing activities (580,636)   (42,325)       -    (42,325)      -
                                       --------   --------   --------  ------- --------
                                      (1,563,204)  (58,705)    (2,529)  (58,435)
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Indebtedness                         -          -          -       (265)       -
Issuance of Common stock              255,750     58,750          -     58,750   24,340
  Notes payable                       1,282,504        -        2,700      -     14,332
Due to related party                     25,000        -          -        -          -
                                       --------   --------   --------  -------  --------
  Net cash provided by financing
   activities                         1,563,254     58,750     2,700    58,485   38,672
                                       --------   --------   --------  -------  --------
Change in cash and cash equivalents
  for the period                             50        45       (171)      50   (2,009)

Cash and cash equivalents,
 beginning of period                          -          5        271      -     2,109
                                        --------   --------   --------  ------- --------


Cash and cash equivalents,
 end of period                               50         50        100       50     100
                                        ========   ========    =======   ======  =======

Cash paid during the period for:
  Interest                              $     -      $   -     $    -     $  -    $  -
  Income taxes                                -          -          -        -       -
                                        ========     ========   =======   ====== =======

Supplemental disclosure with respect to cash flows (Note 10)


                                      LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF STOCKHOLDERS' DEFICIT
                            (Stated in U.S. Dollars)

                                                         Deficit
                                                        Accumulated
                        Common Stock       Additional   During the
                     --------------------    Paid-in    Development
                      Shares       Amount    Capital    Stage           Total


Balance from inception
   June 30, 1989 to
   December 31, 1997  2,000,000   $ 2,000   $   -       $  (2,000)    $    -

  Shares issued for
    services            500,000       500        840         -          1,340

  Loss for the year         -         -         -          (2,020)     (2,020)
                      ---------   ---------  ---------    --------    ----------
Balance, December 31,
  1998                2,500,000     2,500        840       (4,020)       (680)

 Loss for the year         -          -         -      (1,064,085) (1,064,085)
                      ---------   ---------  ---------   --------    ----------
Balance, December 31,
  1999                2,500,000     2,500        840   (1,068,105) (1,064,765)

Shares issued on
 settlement of debt   3,500,000     3,500  1,046,500         -      1,050,000

Loss for the year         -         -         -          (229,125)  ( 229,125)
                      ---------  ---------  ---------    ---------  ----------

Balance, December 31,
  2000                6,000,000     6,000  1,047,340   (1,297,230)  ( 243,890)
                      ---------  ---------  ---------  -----------  ----------

Shares issued on settlement
 of note payable      1,000,000     1,000    184,000         -        185,000
Shares issued for settlement
 of accounts payable  2,090,974     2,091    332,904         -        334,995
Shares issued for
 services               260,000       260     40,140         -         40,400
Shares issued for
 prepaid services       820,000       820     48,380         -         49,200
Shares issued
 for donation            10,000        10      2,990         -          3,000
Shares issued for cash on
 exercise of warrants   300,000       300     74,700         -         75,000
Shares issued on settlement
 of amount due to related
 party                  100,000       100     24,900         -         25,000
Shares issued for cash on
 private placement      240,000       240    119,760         -        120,000
Stock-based compensation                   1,493,520         -      1,493,520
Loss for the year           -         -          -    (2,147,261)  (2,147,261)
                      ---------  --------  ---------  ----------   -----------
Balance,
 December 31, 2001   10,820,974   $10,821 $3,368,634  $(3,444,491)   $(65,036)
                      ---------  --------  ---------  ----------    ---------
Shares issued for settlement
 of accounts payable    325,000       325     24,015         -         24,340

Loss for the year           -         -          -      (305,456)    (305,456)
                      ---------  --------  ---------  ----------    ---------
Balance,
 December 31, 2002   11,145,974   $11,146 $3,392,649 $(3,749,947)
 (346,152)


Shares cancelled and
 returned to treasury  (485,750)     (486)   (35,764)        -
  (36,250)
Shares issued on settlement
 of notes payable    11,750,000    11,750     47,000         -
   58,750
Shares issued for
 services               700,000       700     23,800         -
   24,500
Shares issued for settlement
 of accounts payable  1,600,000     1,600     30,400         -
   32,000
Shares issued on settlement
 of amount due to related
 party                6,900,000     6,900     62,100         -
   69,000

Loss for the period         -         -          -      (102,689)
 (102,689)
                      ---------  --------  ---------  ----------
---------
Balance,
 June 30, 2003       31,610,224   $31,610 $3,520,185 $(3,852,636)
 (300,841)
                     ==========  ======== ==========  ===========
 =========



















                               LITEWAVE CORP.
                       (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 (Unaudited)
                               JUNE 30, 2003
                         (Expressed in U.S. Dollars)


BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

                                   June 30        December 31
                                     2003             2002

Working capital deficiency      $  (343,166)    $  (346,152)
Deficit accumulated during the
   development stage            $(3,852,636)    $(3,749,947)




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


Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs and direct internal costs, are capitalized as incurred. As of June 30, 2003, the Company has no properties with proven and probable reserves. Should the Company have properties with proven reserves, the cost of these oil and gas properties will be depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the depletion computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. If the results of a quarterly assessment indicate that the properties are impaired, the amount of the impairment along with the costs of drilling exploratory dry holes and geological and geophysical costs that cannot be directly associated with specific unevaluated properties are charged to operations for the period. The Company has not recorded any impairment charges through June 30, 2003. Should the Company have properties with proven reserves, the costs are added to the capitalized costs subject to depletion.

Internal costs not directly associated with acquisition, exploration and development activities are expensed as incurred.
No internal costs are capitalized as of June 30, 2003.


                          LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        JUNE 30, 2003
                 (Expressed in U.S. Dollars)



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


                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        JUNE 30, 2003
                 (Expressed in U.S. Dollars)



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



                        LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                          JUNE 30, 2003
                 (Expressed in U.S. Dollars)




4.  OIL & GAS ASSETS


     On April 30, 2003, the Company approved a Purchase and Sale Agreement between the Company and Waterton Lakes Hotels (1956) Co. Ltd. ("Waterton Lakes"), a privately held corporation, for an interest in an oil and gas lease in Oklahoma. Under the terms of the Agreement and for the consideration of a payment to Waterton Lakes of $20,000 made May 7, 2003, Waterton Lakes has assigned a working interest portion equal to 50% in an oil and gas property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4 and E 1/2 of SW 1/4 of Section 31, Township 26 North, Range 13 West, Woods County Oklahoma, USA.


i)  Property Acquisition Costs
                                   Cost             Net Working
Interest

    Smith Lease, Woods County, OK      $20,000             50%


During the period ended June 30, 2003, the Company acquired an 50% net working interest in certain oil and gas leasehold properties in Bourbon County, KS and Vernon County, MI, and incurred expenditures on natural gas well drilling and testing costs, as follows:


ii)  Natural Gas Well Drilling Costs (Non-Producing)


Bourbon County, KS

Well # 1                      $10,000             50%
Well # 2                      $10,000             50%
                                   $20,000

5.   NOTES PAYABLE


i)   Notes Payable


     Commencing January 1, 2002, the terms of the note payable were changed from non-interest bearing with no fixed terms of repayment to a convertible note bearing interest at 4% per annum, and maturing on December 31, 2003. The holder converted a total of $47,000 into common shares of the Company at a price of $0.005.



                    Balance Due            2003       2002
                                          $ 0      $ 47,205

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

                    Balance Due           2003          2002
                                       $ 10,893     $ 10,893

                    Cumulative Totals  $ 10,893     $ 58,098


6.   COMMON STOCK

i)   Common Shares

There following common shares were cancelled or issued during the period January 1, 2003 to June 30, 2003

On April 15, 2003, the Company approved the issuance of 6,900,000 restricted shares of common stock at a value of $0.01 per share to directors of the Company for settlement of accounts payable and services rendered of $69,000. The Company also approved the issuance of 1,500,000 restricted shares of common stock at a value of $0.02 per share for settlement of accounts payable and legal services to be rendered of $30,000.

On April 15, 2003, 485,750 common shares, previously issued for services to be performed, were surrendered to the Company for cancellation.


On April 16, 2003, the Company approved the issuance of 11,750,000 shares of common stock to six parties Converted at a price of $0.005, as conversion of notes payable owing in the total amount of $47,000.


On April 29, 2003, the Company approved the issuance of 700,000 restricted shares of common stock at a value of $0.035 per share for services rendered of $24,500. The Company also approved the issuance of 100,000 restricted shares of common stock at a value of $0.02 per share for legal services rendered of $2,000.


ii)  Warrants

The following is a summary of the warrant activity during the periods ended June 30, 2003 and 2002:





                         June 30, 2003          June 30, 2002
                       ------------------     -------------------
                                 Weighted                Weighted
                       Number    Average      Number     Average
                         Of      Exercise       Of       Exercise
                       Warrants   Price       Warrants    Price
                       --------  --------     --------   --------
Outstanding,
 beginning of year    4,457,224    $0.24     2,295,000   $ 0.29

Granted               3,330,000     0.10           -         -
Exercised                   -         -            -         -

Cancelled/Expired    (2,717,224)   (0.25)     (500,000)   (0.46)
                     -----------  -------    ----------  --------
Outstanding,
 End of period        5,070,000    $0.15     1,795,000    $0.24
                     ===========  =======   ===========  ========




                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                       JUNE 30, 2003
                 (Expressed in U.S. Dollars)



6.   COMMON STOCK (Continued)

ii)  Warrants (Continued)

The following is a summary of the warrants outstanding at June 30, 2003:

        NUMBER          EXERCISE       EXPIRATION
       OF SHARES         PRICE            DATE
     ------------      ---------     --------------------

       100,000            0.25        September 25, 2003
       660,000            0.065       November 8, 2003
       200,000            0.07        January 7, 2004
       260,000            0.30        July 3, 2006
       520,000            0.06        September 21, 2006
     3,330,000            0.10        June 10, 2006
    -------------
     5,070,000
    =============



iii) Stock Options


The Company approved the 2000 Stock Option Plan (the "Plan") for officers, employees and consultants of the Company. The Company has reserved 3,000,000 shares of common stock of its unissued share capital for the Plan. The Plan provides for vesting of options granted pro-rata over five years from the date of grant.

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


                          LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                       JUNE 30, 2003
                 (Expressed in U.S. Dollars)

6.   COMMON STOCK (Continued)

iii) Stock Options (Continued)

Options granted under the Plan that have not vested will expire the earlier of five years from the date of the grant and the date of termination of the officer, employee or consultant for any reason.

The following is a summary of the stock option activity during the periods ended June 30 2003 and 2002:





                             2003                    2002
                       ------------------     -------------------
                                 Weighted                Weighted
                       Number    Average      Number     Average
                         Of      Exercise       Of       Exercise
                       Shares    Price        Shares     Price
                       --------  --------    ---------   --------
Outstanding,
 beginning of year    1,150,000   $ 0.20     2,295,000   $  0.29

Granted                 500,000     0.10           -          -
Cancelled                   -         -       (500,000)     0.55
                     ----------  --------   -----------  --------
Outstanding,
 end of period        1,650,000   $ 0.17     1,795,000    $ 0.22
                     ========== =========   =========== =========







The following is a summary of the status of stock options outstanding and exercisable at June 30, 2003:

                                       WEIGHTED
                                       AVERAGE
     NUMBER                            REMAINING
       OF            EXERCISE          CONTRACTUAL
     OPTIONS           PRICE              LIFE
    ----------      -----------       --------------
     500,000          $0.10             5.0 years
     600,000          $0.10             2.8 years
     350,000          $0.275            2.5 years
     200,000          $0.37             2.2 years
-------------
   1,650,000

                      LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                       JUNE 30, 2003
                 (Expressed in U.S. Dollars)



6.   COMMON STOCK (Continued)

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



                       LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        JUNE 30, 2003
                 (Expressed in U.S. Dollars)



7.   RELATED PARTY TRANSACTIONS


Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a) During the period ended June 30, 2003, the Company paid or accrued $40,500 (June 30, 2002 - $60,476) in consulting fees to directors and to a company related by a common director.

b) Included in accounts payable as at June 30, 2003 is $18,663 (December 31, 2002 - $106,116) due to directors of the
Company.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

A director of the Company is the beneficial owner of approximately a 1/6 interest in the 50% net working interest portion of the Woods County, OK, leasehold interest maintained by Waterton Lakes, and a approximately a 1/7 interest in the 50% net working interest portion of Bourbon County, KS, and Vernon County, MI, oil and gas leasehold interests not acquired by the Company.


8.   COMMITMENTS

At June 30, 2003, the Company has future commitments consisting of renewed director employment agreements with two directors of the Company for annual salaries of US$75,000 for one director and $6,000 for the other director until September 30, 2003.



9.  PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgement in the amount of $139,133 was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The accompanying financial statements for June 30, 2003 reflect an obligation in the amount of the judgement.


10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the period ended June 30, 2003, the following non-cash investing and financing activities occurred:

     a) The Company issued 11,750,000 shares of common stock at a value of $58,750 for settlement of convertible notes totaling
$47,000.

     b) The Company issued 6,900,000 shares of common stock at a value of $69,000 for settlement of an amount due to related parties totaling $69,000.


     c) The Company issued 350,000 shares of common stock at a value of $12,250 for data base management services.


d) The Company issued 350,000 shares of common stock at an agreed value of $12,250 for website development of $12,250.


e) The Company issued 1,600,000 shares of common stock at a value of $32,000 for legal services.

11.  FINANCIAL INSTRUMENTS


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


12.  SEGMENTED INFORMATION

The Company's operations are conducted in one business segment in Canada.


13.  SUBSEQUENT EVENTS



On April 26, 2003, the Company approved the issuance of 9,000,000 restricted shares of common stock to six parties at a value of $0.01, pursuant to debt settlement agreements dated April 2, 2003, in the total amount of $90,000, which shares were issued subsequent to June 30, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF
OPERATION


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

On December 13, 2001, the Company entered into a Memorandum of Understanding with Andromeda Leasing Inc. of Los Angeles, CA, that gave LiteWave exclusively all rights to a project to install and test equipment designed for tracking, transmission of sensor readings, and the ability to send signals that would restart idled generators on refrigerated containers.

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

On April 30, 2003, the Company announced that its Board of Directors approved a Purchase and Sale Agreement between the Company and Waterton Lakes Hotels (1956) Co. Ltd. ("Waterton Lakes"), a privately held corporation, for an interest in an oil and gas lease in Oklahoma. Under the terms of the Agreement, Waterton Lakes has assigned a working interest portion equal to 50% in an oil and gas property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4 and E 1/2 of SW 1/4 of Section 31, Township 26 North, Range 13 West, Woods County Oklahoma, USA. As called for in the Agreement, the Company has made a payment to Waterton Lakes on May 7, 2003, in the amount of $20,000.

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


Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/6 interest in the 50% net working interest portion of the Woods County, OK, leasehold interest maintained by Waterton Lakes.Commencing in June, 2003, the Company acquired a 50% net working interest in approximately 450 acres of leasehold properties for natural gas exploration in Bourbon County, located in the eastern central area of Kansas, with coverage extending into Vernon County, Missouri.The Company drilled two shallow gas wells in late June, 2003 on a portion of its leasehold property in Bourbon County, Kansas. The first two wells have been tested with sustainable daily production volumes of 50,000 cubic feet for Well #1 and 75,000 cubic feet for Well #2. The wells were drilled by way of a fixed price contract with McGown Drilling Inc. of Mound City, KS, at the rate of $10,000 per well.Since June 30, 2003, the Company has acquired a 50% net working interest in a further approximately 640 acres in the Bourbon County, KS, and Vernon County, MI, area. The Company has drilled a further four shallow gas wells and increase its tested sustainable daily production volumes to approximately 440,000 cubic feet. In order to sell the gas production, the Company is seeking the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some twelve miles, at an estimated cost of construction of $150,000.Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/7 interest in the 50% net working interest portion of Bourbon County, KS, and Vernon County, MI, oil and gas leasehold interests not acquired by the Company. On June 10, 2003, the Company appointed Mr. Edward D. Duncan to the Board of Directors to replace Mr. Nirj Deva, and appointed Mr. Gilbert McGown as a fourth member of the Board of Directors.


LIQUIDITY AND CAPITAL RESOURCES


Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At June 30, 2003, the Company had a working capital deficiency of $343,166in current payables of $179,638, due to related parties of $18,663, notes payable of $10,892, and an obligation for settlement of litigation of $139,133. Since that date, sufficient shareholder loans have been advanced to fund current operations. The Company is undertaking a Reg. S private placement offering for restricted common shares at a purchase price of$0.04 per share, through which the Company expects to raise $80,000. The private placement consists of units consisting of one common share together with one half-warrant per unit, two such half-warrants exercisable to purchase one common share at a price of $0.06 for a period of two years.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at June 30, 2003,states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.


If the Company needs to raise additional funds in order to fund expansion, drill and develop new or enhanced oil and gas production, build a supplementary pipeline to sell its natural gas, respond to competitive pressures or acquire further properties, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Company. Stockholders may also experience additional dilution. Such securities may have rights, preferences or privileges senior to those of the Company's Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that the Company will be able to secure adequate financing from any source to pursue its current plan of operation, to meet its obligations or to deploy and expand its network development efforts over the next twelve months. Based upon its past history, management believes that it may be able to obtain funding from investors or lenders, but is unable to predict with
any certainty the amount and/or terms thereof.   If adequate funds
are not available or are not available on acceptable terms, the Company may not be able to continue in business, or to a lesser extent, may not be able to take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures.

As of the date of this filing, no sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.


Capital Requirements & Use of Funds


The Company will be seeking financing of at least $200,000 to over the next six months to continue with the expansion of oil and natural gas properties and to build a supplementary pipeline to sell its natural gas. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

Corporate uses of funds shall include but not be limited to the following:

 - corporate overhead expenses necessary to maintain the Company's operations.
- acquisition of additional oil and natural gas properties - build a supplementary pipeline to sell its natural gas- undertake further seismic work program for the Smith lease. Administration and operational expenses.


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

On April 23, 2003, the Company issued 6,900,000 restricted shares of common stock at a value of $0.01 per share to directors of the Company for settlement of accounts payable and services rendered of $69,000, pursuant to two agreements negotiated February 18, 2003. In lieu of $50,000 owed to Ian Lambert, a director and President of the Company, 5,000,000 shares were issued to Mr. Lambert at a value of $0.01 per share. In lieu of $19,000 owing to Harvey Lawson as compensation for management and director services rendered to the Company, 1,900,000 shares were issued to Mr. Lawson at a value of $0.01 per share.

The Company also issued 1,500,000 restricted shares of common stock to Christopher Dieterich, corporate counsel, at a value of $0.02 per share for settlement of accounts payable and legal services to be rendered of $30,000 pursuant to an agreement negotiated April 2, 2003.

On April 23, 2003, the Company issued 11,750,000 shares of common stock, restricted pursuant to Rule 144, to six parties at a value of $0.005 as conversion of notes payable owing in the total amount of $47,000.

On April 26, 2003, the Company approved the issuance of 9,000,000 shares of common stock, restricted pursuant to Rule 144, to six parties at a value of $0.01, pursuant to debt settlement agreements dated April 2, 2003, in the total amount of $90,000, which shares were issued subsequent to June 30, 2003.On April
29, 2003, the Company approved the issuance of 700,000 restricted shares of common stock at a value of $0.035 per share for services rendered of $24,500.

The Company also approved the issuance of 100,000 restricted shares of common stock at a value of $0.02 per share for legal services rendered of 2,000. ITEM

3.  DEFAULTS UPON SENIOR SECURITIES


     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     NONE


ITEM 5.  OTHER INFORMATION

     NONE


ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON
          FORM 8-K


(a) Exhibits
        Exhibit Number                         Description


99.1          Chief Operating Officer's Certification


99.2          Chief Financial Officer's Certification

(b) Reports on Form 8-K


 The Registrant filed a current report on Form 8-K during period dated April 14,
2003, and amended 8-K/A on April 16, 2003.




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


Dated: August 18, 2003

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

Dated: August 18, 2003


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


Dated: August 18, 2003

By: /s/ Harvey Lawson
    Harvey Lawson
    Chief Financial Officer









EXHIBIT 99.1
                           CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-QSB of Litewave Corp. (the "Company") for the six month period ended
June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D. Lambert, Chief Operating Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:   /s/ Ian D. Lambert
      Ian D. Lambert
      Chief Operating Officer
      August 18, 2003


EXHIBIT 99.2
                         CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Litewave Corp. (the "Company") for the six month period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:


(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Harvey Lawson
      Harvey Lawson
      Chief Financial Officer
      August 18, 2003