Form 10QSB
period 2003-09-30
LITEWAVE CORP
filed 2003-11-25
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                               FORM 10-QSB

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly
            period ended September 30, 2003

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

                             YES [X]    NO [ ]

     As of November 19, 2003: 40,610,224 shares of common stock were outstanding.



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

            SIGNATURES




     PART I

ITEM 1.  FINANCIAL STATEMENTS



                           LITEWAVE CORP.
                   (A Development Stage Company)

                        FINANCIAL STATEMENTS
                 (Unaudited Prepared by Management)

                          September 30,  2003

(format change)

                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                       BALANCE SHEETS
                             (Unaudited Prepared by Management)

                                          September 30,           December 31,
                                            2003                     2002
ASSETS

Cash and cash equivalents                  $      372             $      -
Accounts receivable                             1,385                  1,864
Prepaid expenses                                4,000
                                            -----------            ------------
                                               5,757                  1,864
OIL & GAS ASSETS

Natural Gas Properties
       (Non-Producing) (Note 4)              108,000                   -

CAPITAL ASSETS

Office & Computer Equipment                    2,325                   -

                                           -----------            ------------
                                           $  116,082             $    1,864
                                           ===========            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank indebtedness                                                $      265
Accounts payable                           $  403,702                183,537
Due to related Parties                        39,838                106,116
Notes payable (Note 5)                         10,893                 58,098
                                           -----------            ------------
                                              454,433                348,016
                                           -----------            ------------

Stockholders' deficiency
     Capital stock (Note 6)
          Authorized
            100,000,000 common shares
            with a par value of $0.001
          Issued
            31,610,224 common shares
            (December 31, 2002
            11,145,974 common shares)          31,610                 11,146
     Additional paid in capital             3,508,435              3,392,649


     Deficit accumulated during
       the development stage               (3,878,396)            (3,749,947)
                                           -----------           ------------
                                             (338,351)              (346,152)
                                           -----------           ------------

                                           $  116,082              $   1,864
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


                                       LITEWAVE CORP.
                                (A Development Stage Company)
                                  STATEMENTS OF OPERATIONS
                                   (Unaudited Prepared by Management)

                            Cumulative

                           Amounts From
                           Inception on  Three Month Period Ended   Nine month Period Ended
                            June 30, 1989   Sept 30,   Sept 30,       Sept 30,   Sept 30,
                         to Sept 30, 2003    2003        2002           2003      2002

EXPENSES
  Consulting (Note 7)        2,213,300        20,250    28,500         73,000    88,976
  Foreign exchange (gain)/loss  11,128           253      (266)            31    (1,563)
  General and
    administrative              54,620         2,572    (4,145)         6,706    (4,329)
  Marketing and
    promotion                   70,362        11,000       -           13,800         -
  Professional Fees            359,984         3,435       -           15,422    11,887
  Rent                          45,187           -         -            2,400     1,200
  Salaries, Benefits            33,189           -         441          1,291     1,863
  Telephone, Utilities          66,458           -         262              -      1,090
  Transfer Agent, Filing Fees   23,814           -         -              380       560
  Travel                       265,527           -         -            1,125         -
  Website                       66,485           -         -           14,294     5,000
                              ---------     ---------   --------     --------- --------
                           $(3,210,054)   $(37,510)   $(24,792)     $(128,449) $(104,684)


OTHER ITEMS
Provision for settlement
   of litigation (Note 9)      139,133           -         -              -       -
Write off of accounts
   Payable                      (9,102)          -         -              -       -
Write-down of capital assets   353,000           -         -              -       -
Write-down of advances
    receivable (Note 5)        184,311           -         -              -   (4,221)
Write-down of intellectual
 & property rights               1,000           -         -              -        -
                            ----------     ---------  --------     ---------  --------
                               668,342           -         -              -        -
 Loss for the period       $(3,878,396)     $(37,510) $(24,792)     $(128,449) $(104,684)
                           ============    ========== =========    =========  =========

Basic and dilutive loss per share           $  (0.00)  $  (0.00)    $  (0.00)   $  (0.01)
                                            ==========  =========   ========= =========



Weighted average number of
  common shares outstanding                21,378,099  8,388,428   21,378,099 8,388,928
                                          ===========  ==========  ========== =========

The accompanying notes are an integral part of these financial statements.










                                         LITEWAVE CORP.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS
                             (Unaudited Prepared by Management)


                                      Cumulative
                                      Amounts From    Three Month           Nine month
                                      Inception on   Period Ended          Period Ended
                                      June 30, 1989     Sept 30,              Sept 30,
                                   to Sept 30, 2003  2003     2002         2003     2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Loss for the period                (3,878,396)  $(37,510) $(24,792 )  $(128,449)  $(104,684)
  Adjustment to reconcile loss to net
   cash used in operating activities:
    Write-off of accounts payable        (9,102)         -         -            -          -
    Write-down of capital assets        353,000          -         -            -          -
    Write-off of intellectual and
    Property rights                       1,000          -         -            -          -
    Write-off of advances receivable    184,311          -         -            -          -


    Consulting expenses paid by shares
     of common stock                     56,740          -         -       45,000     19,340

   Consulting expenses paid by
    stock options and warrants        1,392,666          -         -            -          -
   General and administrative expenses
     paid by shares of common stock       3,000          -         -            -          -
    Professional fees paid
     by shares and stock options        132,854    32,000        -        32,000           -
    Website development expenses paid
     by shares of common stock           44,650    12,250        -        12,250       5,000
Changes in non-cash working capital items
    (Increase) decrease in receivables   (1,385)     (276)      17           479        (291)

    Decrease in prepaid expenses         50,687         -        -        (4,000)           -
    Increase (decrease)in accounts payable
      and accrued liabilities           880,962    84,933   24,332       220,165       65,190

                                       --------   -------- --------      -------      -------

    Net  cash used
      in operating activities          (789,013)   47,147     (443)      (16,110)     (14,945)
                                        --------  --------  --------    -------       --------



CASH FLOWS FROM INVESTING ACTIVITIES
  Advances receivable                  (184,311)        -         -            -            -
  Acquisition of capital assets        (355,325)        -         -       (2,325)           -
 Acquisition of oil & gas properties
    And drilling costs                 (108,000)   (68,000)       -     (108,000)           -
 Acquisition of intellectual and
    property rights                      (1,000)         -        -            -            -
                                       --------   --------   --------    -------       --------
 Net cash used in investing activities (648,636)   (68,000)       -     (110,325)           -
                                       --------   --------   --------    -------       --------

                                       (1,437,649)  (20,853)    (2,529)  (58,435)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Indebtedness                         -          -           29     (265)            29
  Issuance of Common stock              244,000        -          -     47,000              -
  Notes payable                       1,235,299        -          314  (47,205)             -
  14,645
Due to related party                    (41,278)    21,175        -    (66,278)            -
                                       --------   --------   --------   -------      --------
 Net cash provided by financing
   activities                         1,438,021     21,175       343   (66,748)       14,674
                                       --------   --------   --------   -------      --------
Change in cash and cash equivalents
  for the period                            372       322        -         372          (271)

Cash and cash equivalents,
 beginning of period                        -          50        -         -             271

                                        --------   --------   --------  -------      --------



Cash and cash equivalents,
 end of period                              372       372        -         372             -
                                        ========   ========    =======   ======       =======

Cash paid during the period for:
  Interest                            $     -      $   -    $    -      $  -            $  -


  Income taxes                              -          -         -         -               -

                                      ========     ========   =======   ======        =======



Supplemental disclosure with respect to cash flows (Note 10)


                                      LITEWAVE CORP.
                              (A Development Stage Company)
                           STATEMENTS OF STOCKHOLDERS' DEFICIT
                               (Stated in U.S. Dollars)

                                                         Deficit
                                                        Accumulated
                        Common Stock       Additional   During the
                     --------------------    Paid-in    Development
                      Shares       Amount    Capital    Stage           Total

Balance from inception
   June 30, 1989 to
   December 31, 1997  2,000,000   $ 2,000   $   -       $  (2,000)    $    -

  Shares issued for
    services            500,000       500        840         -          1,340

  Loss for the year         -         -         -          (2,020)     (2,020)
                      ---------   ---------  ---------    --------    ----------
Balance, December 31,
  1998                2,500,000     2,500        840       (4,020)       (680)

 Loss for the year         -          -         -      (1,064,085) (1,064,085)
                      ---------   ---------  ---------   --------    ----------
Balance, December 31,
  1999                2,500,000     2,500        840   (1,068,105) (1,064,765)

Shares issued on
 settlement of debt   3,500,000     3,500  1,046,500         -      1,050,000

Loss for the year         -         -         -          (229,125)  ( 229,125)
                      ---------  ---------  ---------    ---------  ----------

Balance, December 31,
  2000                6,000,000     6,000  1,047,340   (1,297,230)  ( 243,890)
                      ---------  ---------  ---------  -----------  ----------

Shares issued on settlement
 of note payable      1,000,000     1,000    184,000         -        185,000
Shares issued for settlement
 of accounts payable  2,090,974     2,091    332,904         -        334,995
Shares issued for
 services               260,000       260     40,140         -         40,400
Shares issued for
 prepaid services       820,000       820     48,380         -         49,200
Shares issued
 for donation            10,000        10        -           -          3,000
Shares issued for cash on
 exercise of warrants   300,000       300     74,700         -         75,000
Shares issued on settlement
 of amount due to related
 party                  100,000       100     24,900         -         25,000
Shares issued for cash on
 private placement      240,000       240    119,760         -        120,000
Stock-based compensation                   1,493,520         -      1,493,520
Loss for the year           -         -          -    (2,147,261)  (2,147,261)
                      ---------  --------  ---------  ----------   -----------
Balance,
 December 31, 2001   10,820,974   $10,821 $3,368,634  $(3,444,491)   $(65,036)
                      ---------  --------  ---------  ----------    ---------
Shares issued for settlement
 of accounts payable    325,000       325     24,015         -         24,340

Loss for the year           -         -          -      (305,456)    (305,456)
                      ---------  --------  ---------  ----------    ---------
Balance,
 December 31, 2002   11,145,974   $11,146 $3,392,649 $(3,749,947)    (346,152)

Shares cancelled and
 returned to treasury  (485,750)     (486)   (35,764)        -        (36,250)
Shares issued on settlement
 of notes payable    11,750,000    11,750     35,250         -         47,000
Shares issued for
 services               700,000       700     23,800         -         24,500
Shares issued for settlement
 of accounts payable  1,600,000     1,600     30,400         -         32,000
Shares issued on settlement
 of amount due to related
 party                6,900,000     6,900     62,100         -         69,000

Loss for the period         -         -          -      (128,449)    (128,449)
                      ---------  --------  ---------  ----------    ---------
Balance,
 September 30, 2003  31,610,224   $31,610 $3,508,435 $(3,878,396)    (338,351)
                     ==========  ======== ==========  ===========    =========










(Format change)


                       LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                        SEPTEMBER 30, 2003
                 (Expressed in U.S. Dollars)

BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2002 audited financial statements and notes thereto.

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

                                   September 30       December 31
                                     2003                2002

Working capital deficiency        $  (466,676)       $  (346,152)
Deficit accumulated during the
   development stage              $(3,878,396)       $(3,749,947)


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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs and direct internal costs, are capitalized as incurred. As of September 30, 2003, the Company has no properties with proven and probable reserves. Should the Company have properties with proven reserves, the cost of these oil and gas properties will be depleted and charged to operations using the unit-of-production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the depletion computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. If the results of a quarterly assessment indicate that the properties are impaired, the amount of the impairment along with the costs of drilling exploratory dry holes and geological and geophysical costs that cannot be directly associated with specific unevaluated properties are charged to operations for the period. The Company has not recorded any impairment charges through September 30, 2003. Should the Company have properties with proven reserves, the costs are added to the capitalized costs subject to depletion.

Internal costs not directly associated with acquisition, exploration and development activities are expensed as incurred.
No internal costs are capitalized as of September 30, 2003.


                        LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                     SEPTEMBER 30, 2003
                 (Expressed in U.S. Dollars)


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


                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                      SEPTEMBER 30, 2003
                 (Expressed in U.S. Dollars)


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



                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                     SEPTEMBER 30, 2003
                 (Expressed in U.S. Dollars)


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

i) Leasehold Property Acquisition Costs
                               Cost             Net Working
Interest
Smith Lease, Woods County, OK      $20,000             50%

During the period ended September 30, 2003, the Company acquired a net working interest in certain oil and gas leasehold properties in Bourbon County, KS, Vernon County, MI, and
Grant County, OK, incurring expenditures on natural gas well drilling and testing costs as follows:

ii) Natural Gas Well Drilling Costs (Non-Producing)

Bourbon County, KS

Well # 1  Carnes #1-03        $ 7,000             50%
Well # 2  Coleman #1-03       $12,000             50%
Well # 3  Coleman #2-03       $12,000             50%
Well # 4  Wade #1-03          $12,000             50%
Well # 5  Coleman #3-03       $12,000             50%
Well # 6  Coleman #4-03       $ 3,000             50%
                              $58,000

Grant County, OK

Well # 1  Deer Creek #1-03         $30,000             6%

5.   NOTES PAYABLE

i)   Notes Payable

     Commencing January 1, 2002, the terms of the note payable were changed from non-interest bearing with no fixed terms of repayment to a convertible note bearing interest at 4% per annum, and maturing on December 31, 2003. The holder converted a total of $47,000 into common shares of the Company at a price of $0.005 (the lower of $0.20 to $0.30 per share or a 20% discount to the market).

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


6.   COMMON STOCK

i)   Common Shares

There following common shares were cancelled or issued during the period January 1, 2003 to September 30, 2003

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

ii)  Warrants

The following is a summary of the warrant activity during the periods ended September 30, 2003 and 2002:



                       September 30, 2003     September 30, 2002
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
                     ===========  =======   ===========  ========


                        LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                     SEPTEMBER 30, 2003
                 (Expressed in U.S. Dollars)


6.   COMMON STOCK (Continued)

ii)  Warrants (Continued)

The following is a summary of the warrants outstanding at September 30, 2003:

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

LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
SEPTEMBER 30, 2003
                 (Expressed in U.S. Dollars)

6.   COMMON STOCK (Continued)

iii) Stock Options (Continued)

Options granted under the Plan that have not vested will expire the earlier of five years from the date of the grant and the date of termination of the officer, employee or consultant for any reason.

The following is a summary of the stock option activity during the periods ended September 30 2003 and 2002:



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
                     ========== =========   =========== =========




The following is a summary of the status of stock options outstanding and exercisable at September 30, 2003:

                                       WEIGHTED
                                       AVERAGE
     NUMBER                            REMAINING
       OF            EXERCISE          CONTRACTUAL
     OPTIONS           PRICE              LIFE
    ----------      -----------       --------------
     500,000          $0.10             4.7 years
     600,000          $0.10             2.5 years
     350,000          $0.275            2.2 years
     200,000          $0.37             1.9 years
-------------
   1,650,000





                         LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                     SEPTEMBER 30, 2003
                 (Expressed in U.S. Dollars)


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


                        LITEWAVE CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         (Unaudited)
                      SEPTEMBER 30, 2003
                 (Expressed in U.S. Dollars)


7.   RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a) During the period ended September 30, 2003, the Company paid or accrued $60,750 (September 30, 2002 - $88,976) in consulting fees to directors and to a company related by a common director.

b) Included in accounts payable as at September 30, 2003 is $39,838 (December 31, 2002 - $106,116) due to directors of the
Company.

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


8.   COMMITMENTS

At September 30, 2003, the Company has future commitments consisting of renewed director employment agreements with two directors of the Company for annual salaries of US$75,000 for one director and $6,000 for the other director until September 30, 2004.


9.  PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgement in the amount of $139,133 was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The accompanying financial statements for September 30, 2003 reflect an obligation in the amount of the judgement.


10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the period ended September 30, 2003, the following non-cash investing and financing activities occurred:


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


13.  SUBSEQUENT EVENTS


On April 26, 2003, the Company approved the issuance of 9,000,000 restricted shares of common stock to six parties at a value of $0.01, pursuant to debt settlement agreements dated April 2, 2003, in the total amount of $90,000, which shares were issued subsequent to September 30, 2003.



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

Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/6 interest in the 50% net working interest portion of the Woods County, OK, leasehold interest maintained by Waterton Lakes.

  Commencing in June, 2003, the Company acquired a 50% net working interest in approximately 450 acres of leasehold properties for natural gas exploration in Bourbon County, located in the eastern central area of Kansas, with coverage extending into Vernon County, Missouri.

 The Company has drilled six shallow gas wells up to September 30, 2003 on a portion of its leasehold property in Bourbon County, Kansas. The first two completed wells have been tested with sustainable daily production volumes of 20,000 cubic feet for Well #2 and 25,000 cubic feet for Well #3. The wells were drilled by way of a fixed price contract with McGown Drilling Inc. of Mound City, KS, at the rate of $12,000 per completed well.

 Since September 30, 2003, the Company has acquired a 50% net working interest in a further approximately 640 acres in the Bourbon County, KS, and Vernon County, MI, area. The
Company has drilled a further three shallow gas wells and increase its tested sustainable daily production volumes to approximately 200,000 cubic feet. In order to sell the gas production, the Company is seeking the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some twelve miles, at an estimated cost of construction of $150,000.

  Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/7 interest in the 50% net working interest portion of Bourbon County, KS, and Vernon County, MI, oil and gas leasehold interests not acquired by the Company.

  On June 10, 2003, the Company appointed Mr. Edward D. Duncan to the Board of Directors to replace Mr. Nirj Deva, and appointed
Mr. Gilbert McGown as a fourth member of the Board of Directors.
Mr McGown passed away suddenly in early November, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans to raise working capital to fund operations. At September 30, 2003, the Company had a working capital deficiency of $466,676 in current payables of $264,569, due to related parties of $39,838, notes payable of $10,892, and an obligation for settlement of litigation of $139,133.

Since that date, sufficient shareholder loans have been advanced to fund current operations. The Company is undertaking a Reg. S private placement offering for restricted common shares at a purchase price of $0.04 per share, through which the Company expects to raise $240,000. The private placement consists of units consisting of one common share together with one half-warrant per unit, two such half-warrants exercisable to purchase one common share at a price of $0.06 for a period of two years.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at September 30, 2003, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

 - acquisition of additional oil and natural gas properties
 - build a supplementary pipeline to sell its natural gas
 - undertake further seismic work program for the Smith lease.

Administration and operational expenses

Capital is expected to be raised in stages, as tranches of the private placement are funded. The next phase of operations is anticipated to require approximately $200,000, depending upon leases negotiated, and possible joint ventures, partnerships and farmouts.

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

On April 26, 2003, the Company approved the issuance of 9,000,000 shares of common stock, restricted pursuant to Rule 144, to six parties at a value of $0.01, pursuant to debt settlement agreements dated April 2, 2003, in the total amount of $90,000, which shares were issued subsequent to September 30, 2003.

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

Dated: November 19, 2003

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

Dated: November 19, 2003

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

Dated: November 19, 2003

By: /s/ Harvey Lawson
    Harvey Lawson
    Chief Financial Officer





EXHIBIT 99.1
                           CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-QSB of Litewave Corp. (the "Company") for the nine month period ended
September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D. Lambert, Chief Operating Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Ian D. Lambert
      Ian D. Lambert
      Chief Operating Officer
      November 19, 2003

EXHIBIT 99.2
                         CERTIFICATION PURSUANT TO
               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Litewave Corp. (the "Company") for the nine month period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and
(4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Harvey Lawson
      Harvey Lawson
      Chief Financial Officer
      November 19, 2003