Form 10KSB
period 2003-12-31
LITEWAVE CORP
filed 2004-04-15
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2003

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

The Issuer's operational revenues for its most recent fiscal year ending December 31, 2003 were $ Nil. The Issuer's Common Shares outstanding at March 31, 2004 was 32,435,224. The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2004 was $1,135,232 (based on 32,435,224 shares and on an average of bid and asked prices of $0.035).

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

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTIES

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. CONTROLS AND PROCEDURES

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

The Company is a exploration stage oil and gas company whose primary business during 2003 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas, Missouri and Oklahoma, in the United States. The Bourbon County, Kansas project encompasses approximately 2,895 acres of prospective frontier natural gas lands. The Vernon County, Missouri project comprises leases for 974 acres. The Woods County, Oklahoma project covers 157 acres.

The Company holds a 50 percent net working interest in its leases for all the lands and operates the projects, except the Grant County prospect. The expiration dates for the leases range from dates in 2004 through 2006. All of the leases may be extended upon the exercise of options on the leases, which requires a well be drilled by each specific due date. For the years ending December 31, 2004 and 2005, no lease option payments due.

Prior to its current business direction in the oil and gas industry, the Company was a marketing company focused on providing value-added member benefits to affinity membership groups in the United States. The Company pursued this business during 2001 through 2002.

Prior to 2001, the Company entered into a Technology Purchase and Assignment Agreement to acquire the assets of and the world-wide rights to the technology of International Communications and Equipment, Inc. ("ICE") for the development and delivery of telecom network solutions. The agreement with ICE was rescinded due to lack of progress by both parties in financing and developing the business opportunity envisioned by the agreement with ICE.

Following its involvement with ICE, the Company had entered into a Letter of Intent dated October 5, 2000 whereby it proposed to acquire one hundred percent of the issued and outstanding shares of AirArmor Inc. of Scottsdale, AZ ("AAI"). The Company advanced a total of US $60,969 for operating expenses to AAI during the due diligence phase. The Company decided not to proceed with the acquisition, entered into a termination agreement on March 5, 2001, settled its outstanding claim for the amount of $6,000 and wrote off the balance of the advances.

On February 23, 2001, the Company announced that it had entered into a letter of Intent to purchase the intellectual property rights in a Booking Engine Software technology, together with all associated computer programs and related computer technology from Panier, S.A., a private arms-length Turks and Caicos Islands company, pursuant to the Asset Purchase Agreement between the Company and Panier executed March 7, 2001. On March 5, 2001, the Company announced that it entered into a letter of intent to acquire one hundred percent of the issued and outstanding shares of Travel Ties Inc., a Nevada corporation("TTI").

Management deemed that this acquisition was not providing the value originally expected. The Board of Directors has rescinded the TTI letter of intent and the Panier Asset Purchase Agreement on June 19, 2001, having decided not to proceed any further at this time. In anticipation of this transaction, the Company had advanced $118,242 to Travel Ties. The Company has written this off believing the amount to be uncollectable, as TTI does not appear to be operational any more.

The Company entered into a Memorandum of Understanding with Webtech Wireless Inc. on September 18, 2001, to market their Wireless GPS fleet tracking and messaging services in a wireless safety/security services package. LiteWave was granted exclusive marketing rights throughout North America and Europe to affinity groups involved with emergency service departments (Police, Fire, Ambulance, Security) and public safety agencies. This agreement has expired.

On December 13, 2001, the Company has entered into a Memorandum of Understanding with Andromeda Leasing Inc. of Los Angeles, CA, that gave LiteWave exclusively all rights to a project to install and test equipment designed for tracking, transmission of sensor readings, and the ability to send signals that would restart idled generators on refrigerated containers. As initial funding for this project, the Company advanced $7,000 to Andromeda. To date the Company has not had any contact from Andromeda, and has written this off, believing the amount to be uncollectable.

As a result, Management had been looking for opportunities to establish revenue in other areas. Recently, several ease agreements have been negotiated, and the Company has commenced oil and gas exploration and development activities. All of the leasing, development and drilling work is undertaken by contract.

    B.    BUSINESS OF THE ISSUER

The Company is a development-stage company whose primary business during 2003 has been in the oil and gas industry, acquiring 50% networking interest in various leases and drilling or planning to drill natural gas wells in the States of Kansas, Missouri and Oklahoma, in the United States. See Item 2. Description of Property - Disclosure of Oil & Gas Operations.

In addition, the Company has committed to participate in a natural gas drilling project on the Northeast Deer Creek Prospect, Grant County, OK. The AFE cost is estimated at $396,000, with the Company participating for approximately an 6.6% net working interest after return of invested capital of $44,000. The initial well on the Deer Creek Prospect was drilled mid December 2003, testing the Oswego/Big Lime formation at a depth of 3,950 feet. The Operator encountered oil, gas and water, and the well is still being fraced and tested to determine if production is possible.

From June through September 2003, the Company engaged McGown Drilling, Inc. to complete drilling a total of nine shallow gas wells to an average depth of approximately 400 feet on 5 groups of leases in Bourbon County, KS. Four others were started but abandoned.

Operational sources of potential revenue include planned sales natural gas from these shallow gas wells drilled in Bourbon County, Kansas. Management is completing the negotiation of a Gas Purchase Contract for delivery of natural gas from the wellhead to an established Buyer. The Company intends to construct and install all facilities and a pipeline necessary and required to deliver gas to the Buyer. The Buyer has agreed to accept delivery of gas in accordance with the provisions of the Contract, subject to the availability of right-of-way and finalization of the Contract.

The Company anticipates that right-of-way and easements, together with rights of ingress and egress necessary for the construction, maintenance, and operation will be available from Bourbon County to construct a natural gas pipeline from the wellhead locations to a measurement station connection at the distribution network delivery point.

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may contain minute quantities of highly poisonous hydrogen sulfide, referred to as "sour gas". It is thought that this gas eminates from deeper coal beds which release methane gas, which has been subsequently trapped in a 25 foot thick sand formation at the 375 foot level. Methane is, generally, a sweet gas consisting of 95% methane and thus is normally of pipeline quality.

There are literally hundreds of natural gas producers in America's lower 48 states, many located in Kansas, Oklahoma and Missouri. Demand for natural gas is high, and competition is somewhat negated due to the high demand. Of more importance is the ability to minimize surface access costs by identifying and leasing flat, sparsely populated marginal ranch or farmland which makes transportation and access less expensive, together with proximity to major gas transmission lines that have available capacity translating to access to markets.

Oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.

The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment.

No significant expenditures related to complying with these laws have been incurred by the Company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

The Company's business development plan is focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects. To date, execution of the current business plan has largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan. As of December 31, 2003 we have spent approximately $186,000 on our Bourbon County, KS, and Woods and Grant Counties, OK prospects.

Currently there are no full time employees and two part-time employees who are also officers of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees. Given that Litewave is still in the formative stages of this new business direction, if the Company is unable to obtain needed funds or generate anticipated revenues, it could be forced to curtail or cease its activities.

    C.    RISK FACTORS

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors.

Our independent auditors have expressed a going concern opinion.

As a result of our lack of revenue and accumulated deficit of $3,924,728 at December 31, 2003, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have generated no revenues or earnings to date. We cannot make any assurances that these trends will improve and that we will generate profits from operations. Our short operating history makes it difficult to predict our future financial results. If we do not begin generating profits, the price of our common stock may suffer and our stockholders may not be able to recover their initial investment.

We may need additional capital with which to implement our business plan.

There is no agreement with any third party to provide such capital. Based on current plans, it is anticipated that the Company may generate positive cash flow from natural gas sales in 2004. Such revenue may not continue, however, and additional equity or debt financing may be required in order to continue operations. In addition, if additional funding is required or it is determined appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on acceptable terms. Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations, and financial condition, the result of which would be that stockholders could lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in the Company's ability to raise capital. Because operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to liquidity and continued operations. Any reduction in ability to raise equity capital in the future could force the reallocation of funds from other planned uses whch could have a significant negative effect on our business plans and operations, including the ability to continue current operations. If the stock price declines, the Company may not be able to raise additional capital or generate funds from operations sufficient to meet its obligations.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

The Company's common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the Company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like AMEX.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

The Company's securities must be considered highly speculative, generally because of the nature of the business and the early stage of its development. The Company is engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. The Company's properties are in the exploration and development stage only and are without proven reserves of oil and gas. Commercial discoveries may not be made on any of the Company's properties.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on the Company, its ability to operate and its profitably.

ITEM 2.    DESCRIPTION OF PROPERTY

The Company sub-lets space located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US $500 per month on a month-to-month basis. Head office is located at Suite 100, 1220 Eastview Road, North Vancouver, B.C. Canada V7J 1L6 and the Company rents office space at Suite 302, 1620 West 8th Avenue, Vancouver, B.C. Canada V6J 1V4. The rent for this space is CDN $1,226 per month, on a month-to-month basis. Management believes that this space will be adequate for the foreseeable future.

DISCLOSURE OF OIL & GAS OPERATIONS

No estimate of natural gas reserves has been made for the nine wells drilled on the shallow gas formation in Bourbon County, Kansas. The Buxton #1 well in Grant County, Oklahoma is still being tested to determine if it is capable of sustained production, and no reserve calculation has been made by the operator for that prospect.

None of these wells has been placed into production to date, thus no marketable production of natural gas has occurred and no gross or net productive wells or acreage can be determined at this time.

The Company has a 50 percent net working interest in seventeen leases covering a total of 4,026 undeveloped acres. The Bourbon County, Kansas project encompasses 2,895 acres of prospective natural gas lands on 11 leases. The Vernon County, Missouri project comprises 5 leases for 974 acres. The Woods County, Oklahoma lease covers 157 acres.

Presently the Company has drilled nine wells in Bourbon County. In late October, Exact Engineering open-flow tested the wells, and determined that 5 were capable of sustained water free gas flow totaling 90 thousand cubic feet per day, two capable of an estimated 20 mcfpd which could not be measured due to associated water mixed with the gas, one which did not flow and one which had not yet been completed for production testing.

At this date, no contract for delivery has been finalized, thus the Company has no delivery commitments.

ITEM 3.    LEGAL PROCEEDINGS

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors are parties to any material legal proceeding and such persons know of no other material legal proceeding or litigation contemplated or threatened. There are no judgements against the Company or its officers or directors other than as disclosed hereunder. None of the officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

On October 11, 2002, the District Court of the State of Idaho granted a judgement against the Company and Travel ties Inc. in favour of Recreational Sports and Imports, Inc. ("RS&I")in the amount of $139,133.25, ($120,000 plus costs) together with interest thereon at the rate of 7.25% per annum from the date thereof.

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

    None.

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

Quarter Ending:	High Ask per share:	Low bid per share:
March 31, 2002	$0.10	$0.03
June 30, 2002	$0.028	$0.015
September 30, 2002	$0.02	$0.014
December 31, 2002	$0.016	$0.005

Quarter Ending:	High Ask per share:	Low bid per share:
March 31, 2003	$0.02	$0.005
June 30, 2003	$0.21	$0.014
September 30, 2003	$0.18	$0.066
December 31, 2003	$0.09	$0.031

Quarter Ending:	High Ask per share:	Low bid per share:
March 31, 2004	$0.05	$0.03

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

    B.    HOLDERS

There were approximately 150 holders of the Company's common stock as of December 31, 2003. Two holders with a total of 7,107,000 shares are affiliates of the Company.

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

    D. RECENT SALES OF UNREGISTERED SECURITIES

            a)    On October 7, 2003, the Company approved the issuance of 825,000 shares of common stock to Douglas McGowan at a price of $0.086 per share for drilling services totaling $71,000.

            b)    On April 29, 2003, the Company approved the issuance of 700,000 restricted shares of common stock at a value of $0.035 per share for services rendered of $24,500. The Company also approved the issuance of 100,000 restricted shares of common stock at a value of $0.02 per share for legal services rendered of $2,000.

            c)    On April 16, 2003, the Company approved the issuance of 11,750,000 shares of common stock to six parties converted at a price of $0.004, as conversion of notes payable owing in the total amount of $47,000.

            d)    On April 15, 2003, 485,750 common shares, previously issued for services to be performed, were surrendered to the Company for cancellation.

            e)    On April 15, 2003, the Company approved the issuance of 6,900,000 restricted shares of common stock at a value of $0.01 per share to directors of the Company for settlement of accounts payable and services rendered of $69,000. The Company also approved the issuance of 1,500,000 restricted shares of common stock at a value of $0.02 per share for settlement of accounts payable and legal services to be rendered of $30,000.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company is a exploration stage oil and gas company whose primary business during 2003 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas, Missouri and Oklahoma, in the United States. The Bourbon County, Kansas project encompasses approximately 2,895 acres of prospective frontier natural gas lands. The Vernon County, Missouri project comprises leases for 974 acres. The Woods County, Oklahoma project covers 157 acres.

The Company holds a 50 percent net working interest in its leases for all the lands and operates the projects, except the Grant County prospect. The expiration dates for the leases range from dates in 2004 through 2006. All of the leases may be extended upon the exercise of options on the leases, which requires a well be drilled by each specific due date. For the years ending December 31, 2004 and 2005, no lease option payments due.

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

Commencing in June, 2003, the Company acquired a 50% net working interest in approximately 1,130 acres of leasehold properties for natural gas exploration in Bourbon County, located in the eastern central area of Kansas, with coverage on 400 acres of leasehold properties extending into Vernon County, Missouri.

The Company has drilled nine shallow gas wells up to September 30, 2003 on a portion of its leasehold property in Bourbon County, Kansas. A total of five wells have been tested with sustainable daily production volumes totaling 90,000 cubic feet per day. The wells were drilled by way of a fixed price contract with McGown Drilling Inc. of Mound City, KS, at the rate of $12,000 per completed well.

Since September 30, 2003, the Company has acquired a 50% net working interest in a further approximately 1,765 acres in the Bourbon County, KS, and approximately 574 acres in the Vernon County, MO, area.

In order to sell the gas production, the Company is seeking the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some twelve miles, at an estimated cost of construction of $150,000.

Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/7 interest in the 50% net working interest portion of Bourbon County, KS, and Vernon County, MO, oil and gas leasehold interests not acquired by the Company.

The Company participated in a natural gas drilling project on the Northeast Deer Creek Prospect, Grant County, OK. The AFE cost is estimated at $396,000, with the Company participating for approximately an 6.6% net working interest after return of invested capital of $44,000. The initial well on the Deer Creek Prospect was drilled mid December 2003, testing the Oswego/Big Lime formation at a depth of 3,950 feet. The Operator encountered oil, gas and water, and the well is still being fraced and tested to determine if production is possible.

On June 10, 2003, the Company appointed Mr. Edward D. Duncan to the Board of Directors to replace Mr. Nirj Deva, and appointed Mr. Gilbert McGown as a fourth member of the Board of Directors. Mr. McGown passed away suddenly in early November, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At December 31, 2003, the Company had a working capital deficiency of approximately $495,987 in Notes payable and current Accounts Payable. Since that date, sufficient shareholder loans have been advanced to fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at December 31, 2003, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

If the Company needs to raise additional funds in order to fund drilling, acquire property and leases, construct a pipeline, or expansion, develop new or enhanced facilities for production, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Company. Stockholders may also experience additional dilution.

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

As of the date of this filing, no natural gas sales revenue has been generated by the Company. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

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

         -        administration and operational expenses.

         -        corporate overhead expenses necessary to maintain the Company's operations.

         -        acquisition of additional oil and natural gas properties

         -        lease acquisition costs for potential oil and gas leases.

         -        construction costs to build a supplementary pipeline to sell its natural gas

         -        undertake further seismic work program for the Smith lease

         -        drilling more shallow gas wells in Kansas and Missouri.

The next phase of funding is anticipated to require approximately $200,000 to $500,000, depending upon pipeline construction scheduling and further drilling plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2003 to December 31, 2003, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2003.

Revenues. The Company does not anticipate that revenue generating operations will commence until at least mid 2004. No revenues were generated for the period January 1, 2003 to December 31, 2003, nor prior to that date.

Expenses. For the period from January 1, 2003 to December 31, 2003, the Company incurred expenses of $81,000 for consulting fees to Messrs. Lambert and Lawson and $17,246 for other consulting services; professional accounting and legal fees of $21,669; marketing and promotion of $14,001; general and administrative expenses of $19,088; transfer agent and filing fees of $695; rent of $3,404; travel costs of $6,306; website development cots of $14,258; and $255 for telephone expenses; and a gain of $6,000 for recovery of previously written down receivables.

Expenses for the previous year ended December 31, 2002 were $109,226 for consulting fees to Messrs. Hardesty, Lambert and Lawson; professional accounting and legal fees of $46,186; general and administrative expenses of $1,671; transfer agent and filing fees of $563; rent of $1,200; travel costs of $3,357; website development cots of $5,000; and $1,223 for telephone expenses; $7,000 for write down of receivables; and $139,133 for estimated litigation settlement, and a gain of $9,102 in write off of accounts payable.

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

Net Loss. For the period from January 1, 2003 to December 31, 2003, the Company recorded a loss from operations totaling $174,781 for the year. The total net loss since incorporation through to December 31, 2003, was $3,924,728.

Liquidity and Capital Resources.

Certain management and business associates have advanced a total of $277,615 as loans to the Company to cover operating costs during 2003. Shares were issued for services totaling $105,227 and advances made during 2002 totaling $116,000. As of December 31, 2003, the working capital deficiency was $495,987.

        A.    RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations. As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2004. The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

        B.    CAPITAL RESOURCES

The Company had a working capital deficiency of $495,987 at December 31, 2003. The Company is pursuing private placements to finance business development and settled the outstanding advances payable of $277,615 and a majority of the accounts payable of $208,659 at December 31, 2003 by conversion to private placement shares. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company intends to make one specific commitment for Capital Expenditures. During 2004, the Company intends to construct a pipeline from its Bourbon County leasehold lands, where it has drilled several wells, to a natural gas distribution delivery point, location yet to be finalized. The anticipated budget for this Capital Expenditure is $150,000.

        C.    LIQUIDITY

The Company is illiquid at the present time and is dependent upon loans and small private placements to provide funds to maintain its activities, though the Company expects to be able to raise larger amounts of funds through the issuance of shares over the next six to twelve months.

        D.    FORWARD-LOOKING STATEMENTS

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

ITEM 7.    FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Litewave Corp.

(A Development Stage Company)

We have audited the balance sheets of Litewave Corp. (a development stage company) as at December 31, 2003 and 2002, and the statements of operations, cash flows, and stockholders' deficiency for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                                                                                                                          /s/ Morgan & Company

April 6, 2004                                                                                                                                                       Chartered Accountants

LITEWAVE CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	December 31,
	2003	2002

ASSETS
Current
Cash	$ 272	$ -
Goods and Services Tax Recoverable	1,328	1,864
	1,600	1,864

Oil and Gas Properties (Note 4)	186,000	-
	$ 187,600	$ 1,864

LIABILITIES

Current
Bank indebtedness	$ -	$ 265
Accounts payable and accrued liabilities	208,659	183,263
Advances payable (Note 5)	277,615	106,390
Notes payable (Note 6)	11,313	58,098
	497,587	348,016

STOCKHOLDERS' DEFICIENCY

Common Stock (Note 7)
Authorized: 100,000,000 common shares with a par value of $0.001
Issued: 32,435,224 common shares (2002 - 11,145,974)	32,435	11,146
Additional Paid-in Capital	3,582,306	3,392,649
Deficit Accumulated During the Development Stage	(3,924,728)	(3,749,947)
	(309,987)	(346,152)

	$ 187,600	$ 1,864

LITEWAVE CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

	Year Ended December 31,		Cumulative Amounts From Inception on June 30, 1989 to December 31, 2003
	2003	2002

EXPENSES
Consulting	98,246	109,226	2,238,546
Foreign Exchange (gain) loss	1,903	(2,705)	13,567
General and administrative	19,088	1,671	67,002
Marketing and promotion	14,001	-	70,563
Professional fees	21,669	46,186	365,664
Rent	3,404	1,200	46,191
Salaries and benefits	956	2,591	32,854
Telephone and utilities	255	1,223	66,713
Transfer agent and filing fees	695	563	24,129
Travel	6,306	3,470	270,708
Website development	14,258	5,000	66,449
	180,781	168,425	3,262,386

OTHER ITEMS
Provision for settlement of litigation (Note 11)	-	139,133	139,133
Write off of accounts payable	-	(9,102)	(9,102)
Write-down of capital assets	-	-	353,000
Write-down of advances receivable	(6,000)	7,000	178,311
Write-down of intellectual & property rights	-	-	1,000
	(6,000)	137,071	662,342

Loss for the period	$(174,781)	$(305,456)	$(3,924,728)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average number of shares of common stock
outstanding	25,301,292	11,139,741

LITEWAVE CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year Ended December 31,		Cumulative Amounts From Inception on June 30, 1989 to December 31, 2003
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(174,781)	$(305,456)	$(3,924,728)

Adjustments to reconcile loss to net cash used in
operating activities:
Write off of accounts payable	-	(9,102)	(9,102)
Write down of capital assets	-	-	353,000
Write off of advances receivable	-	7,000	184,311
Write off of intellectual and property rights	-	-	1,000
Consulting expenses paid by shares of common stock	-	-	11,740
Consulting expenses paid by stock options and warrants	3,696	-	1,396,362
General and administrative expenses paid by shares of
common stock	-	-	3,000
Professional fees paid by stock options	-	-	100,854
Professional fees paid by shares of common stock	9,727	-	9,727
Website development expenses paid by shares of
common stock	24,500	-	56,900
Changes in non-cash working capital items
(Increase) Decrease in receivables	536	282	1,328
Decrease in prepaid expenses	-	12,706	46,800
Increase in account payable and accrued liabilities	11,419	198,225	574,012
	(124,903)	(96,345)	(1,197,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable	-	-	(184,311)
Acquisition of capital assets	-	-	(353,000)
Acquisition of intellectual and property rights	-	-	(1,000)
Acquisition of oil and gas properties	(115,000)	-	(115,000)
	(115,000)	-	(653,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	(265)	265	-
Issuance of common stock	-	-	197,000
Advances payable	240,225	91,803	371,616
Note payable	215	4,006	1,282,419
	240,175	96,074	1,851,035

Change in cash for the period	272	(271)	272
Cash, beginning of period	-	271	-
Cash, end of period	$ 272	$ -	$ 272

Cash paid during the period for:
Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure with respect to cash flows (Note 12)

LITEWAVE CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(Stated in U.S. Dollars)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Balance from inception June 30, 1989 to December 31, 1997	2,000,000	$2,000	$-	$(2,000)	$-

Shares issued for services	500,000	500	840	-	1,340

Loss for the year	-	-	-	(2,020)	(2,020)

Balance, December 31, 1998	2,500,000	2,500	840	(4,020)	(680)

Loss for the year	-	-	-	(1,064,085)	(1,064,085)

Balance, December 31, 1999	2,500,000	2,500	840	(1,068,105)	(1,064,765)

Shares issued on settlement of debt	3,500,000	3,500	1,046,500		1,050,000

Loss for the year	-	-	-	(229,125)	(229,125)

Balance, December 31, 2000	6,000,000	6,000	1,047,340	(1,297,230)	(243,890)

Shares issued on settlement of note payable	1,000,000	1,000	184,000	-	185,000
Shares issued for settlement of accounts payable	2,090,974	2,091	332,904	-	40,400
Shares issued for services	260,000	260	40,140	-	49,400
Shares issued for prepaid services	820,000	820	48,380	-	3,000
Shares issued for donation	10,000	10	-	-	3,000
Shares issued for cash on exercise of warrants	300,000	300	74,700	-	75,000
Shares issued on settlement of amount due to related
party	100,000	100	24,900	-	25,000
Shares issued for cash on private placement	240,000	240	119,760	-	120,000
Stock-based compensation	-	-	1,493,520	-	1,493,520
Loss for the year	-	-	-	(2,147,261)	(2,147,261)

Balance, December 31, 2001	10,820,974	$10,821	$3,368,634	$(3,444,491)	$(65,036)

Shares issued for settlement of accounts payable	325,000	325	24,015	-	24,340
Loss for the year	-	-	-	(305,456)	(305,456)

Balance, December 31, 2002	11,145,974	$11,146	$3,392,649	$(3,749,947)	$(346,152)

Shares cancelled and returned to treasury	(485,750)	(486)	(35,764)	-	(36,250)
Shares issued on settlement of notes payable	11,750,000	11,750	35,250	-	47,000
Shares issued for services	1,911,350	1,911	103,316	-	105,227
Shares issued for settlement of accounts payable	1,213,650	1,214	21,059	-	22,273
Shares issued on settlement of amount due to
related party	6,900,000	6,900	62,100	-	69,000
Stock-based compensation expense	-	-	3,696	-	3,696
Loss for the period	-	-	-	(174,781)	(174,781)

Balance, December 31, 2003	32,435,224	$ 32,435	$ 3,582,306	$(3,924,728)	$(309,987)

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,924,728 for the period from June 30, 1989 (inception) to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Under this method, all costs of acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs, and direct internal costs are capitalized as incurred. As of December 31, 2003, the Company has no properties with proven and probable reserves. Should the Company have properties with proven reserves, the cost of these oil and gas properties will be depleted and charged to operations using the unit of production method based on the ratio of current production to proved oil and gas reserves as estimated by independent engineering consultants.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the depletion computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. If the results of a quarterly assessment indicate that the properties are impaired, the amount of the impairment along with the costs of drilling exploratory dry holes and geological and geophysical costs that cannot be directly associated with specific unevaluated properties are charged to operations for the period. The Company has not recorded any impairment charges through December 31, 2003. Should the Company have properties with proven reserves, the costs are added to the capitalized costs subject to depletion.

Internal costs not directly associated with acquisition, exploration and development activities are expensed as incurred. No internal costs are capitalized as of December 31, 2003.

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

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation

The Company has elected to follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 - "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123 - "Accounting for Stock Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant. SFAS 123 permits companies to continue to follow APB 25 and provide pro-forma disclosure of the impact of applying the fair value method of SFAS 123.

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

4.    OIL AND GAS PROPERTIES

The non-producing oil and gas properties consists of the following at December 31, 2003:

Acquisition costs	$ 20,000

Exploration costs
Drilling and testing	166,000

Total costs	$ 186,000

i)        Waterton Lakes

On April 30, 2003, the Company entered into a purchase and sale agreement between the Company and Waterton Lakes Hotels (1956) Co. Ltd. ("Waterton Lakes"), a privately held corporation, for an interest in an oil and gas lease in Oklahoma, USA. Under the terms of the agreement and for the consideration of a payment to Waterton Lakes of $20,000 made May 7, 2003, Waterton Lakes has assigned a working interest portion equal to 50% in an oil and gas property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4, and E 1/2 of SW 1/4 of Section 31, Township 26 North, Range 13 West, Woods County, Oklahoma, USA.

ii)        Other

During the year, the Company acquired net working interests, ranging from 6.6% to 50%, in certain oil and gas leasehold properties in Bourbon County, Kansas, Vernon County, Missouri and Grant County, Oklahoma by incurring expenditures on natural gas well drilling and testing costs.

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

5.    ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand. Included in advances payable as at December 31, 2003 is $140,292 (2002 - $106,116) due to directors and to companies related by virtue of common ownership or common directors.

6.    NOTES PAYABLE

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

                    Balance Due                                           2003                                 2002

                                                                                       $ -                                $ 47,204

ii)  Convertible Promissory Note

     On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matures on December 31, 2002. The note may be converted into common shares of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash.

                    Balance Due                                           2003                                  2002

                                                                                 $ 11,313                            $ 10,984

                    Cumulative Totals                             $ 11,313                            $ 58,098

7.    COMMON STOCK

i)    Common Shares

a)    On October 7, 2003, the Company approved the issuance of 825,000 shares of common stock to Douglas McGowan at a price of $0.086 per share for drilling services totaling $71,000.

b)    On April 29, 2003, the Company approved the issuance of 700,000 restricted shares of common stock at a value of $0.035 per share for services rendered of $24,500. The Company also approved the issuance of 100,000 restricted shares of common stock at a value of $0.02 per share for legal services rendered of $2,000.

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

7.    COMMON STOCK (Continued)

i)    Common Shares (Continued)

c)    On April 16, 2003, the Company approved the issuance of 11,750,000 shares of common stock to six parties converted at a price of $0.005, as conversion of notes payable owing in the total amount of $47,000.

d)    On April 15, 2003, 485,750 common shares, previously issued for services to be performed, were surrendered to the Company for cancellation.

e)    On April 15, 2003, the Company approved the issuance of 6,900,000 restricted shares of common stock at a value of $0.01 per share to directors of the Company for settlement of accounts payable and services rendered of $69,000. The Company also approved the issuance of 1,500,000 restricted shares of common stock at a value of $0.02 per share for settlement of accounts payable and legal services to be rendered of $30,000.

f)    On January 7, 2002, the Company issued 200,000 shares of common stock at an agreed value of $0.07 per share to a director of the Company for settlement of accounts payable of $14,000. The Company also issued, to this director, 200,000 non-transferable share purchase warrants entitling the holder to purchase one common share of common stock at $0.07 per share for a period of two years.

g)    On January 7, 2002, the Company issued 50,000 and 75,000 shares of common stock at an agreed value of $0.10 and $0.712 per share, respectively, to consultants of the Company for settlement of accounts payable of $5,000 and $5,340, respectively.

h)    On January 7, 2002, a director of the Company resigned from the Company's Board of Directors. As a result, 2,600,000 warrants originally granted to this director on July 3, 2001 and repriced on September 21, 2001 were cancelled, and 500,000 stock options originally granted to this director on July 3, 2001 and repriced on September 21, 2001 were rescinded.

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

7.    COMMON STOCK (Continued)

ii)    Warrants

The following is a summary of the warrant activity during the years ended December 31, 2003 and 2002:

	2003		2002
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	4,457,224	$0.24	8,157,224	$0.16

Granted	3,330,000	0.10	200,000	0.07
Exercised	-	-	-	-

Cancelled/Expired	(3,477,224)	(0.18)	(3,900,000)	(0.06)

Outstanding, end of year	4,310,000	$0.18	4,457,224	$0.24

The following is a summary of the warrants outstanding at December 31, 2002:
Number of Shares	Exercise Price	Expiration Date

200,000	0.07	January 7, 2004
260,000	0.30	July 3, 2006
520,000	0.06	September 21, 2006
3,330,000	0.10	June 10, 2006
4,310,000

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

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

7.    COMMON STOCK (Continued)

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

The following is a summary of the stock option activity during the years ended December 31, 2003 and 2002:
	2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,150,000	$0.20	2,295,000	$0.29

Granted	550,000	0.10	-	-
Exercised	-	-	(1,145,000)	0.44

Outstanding, end of year	1,700,000	$0.17	1,150,000	$0.20

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

7.    COMMON STOCK (Continued)

iii)    Stock Options (Continued)

The following is a summary of the status of stock options outstanding and exercisable at December 31, 2003:
Number of Options	Exercise Price	Weighted Average Remaining Contractual Life

550,000	$0.10	4.7 years
600,000	$0.10	2.3 years
350,000	$0.275	2.1 years
200,000	$0.37	2.2 years
1,700,000

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

The Company also adopted FASB Interpretation No. 44 ("FIN 44") - "Accounting for Certain Transactions Involving Stock Compensation", with respect to certain provisions applicable to new awards, options repricings, and changes in grantee status. FIN 44 addresses practice issues related to the application of APB 25.

The Company accounts for stock based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18 ("EITF 96-18") - "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services".

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

7.    COMMON STOCK (Continued)

iv)    Stock Based Compensation (Continued)

The Company does not record any compensation expense related to options granted to its employees. Had compensation cost for the Company's stock based compensation plans been determined using the fair value based method at the grant date of stock options awarded to employees, the net loss and loss per share would have been increased to the pro-forma amounts indicated in the following table:

                                                                                                                             2003                                         2002

Net loss, as reported                                                                                   $(162,455)                               $ (305,456)

Deduct: Total stock based employee compensation

 expense determined under fair value based method

 for all awards                                                                                                   (36,960)                                               -

Pro-forma net loss                                                                                       $ (199,415)                              $ (305,456)

Loss per share

Basic and diluted - as reported                                                                       $ (0.01)                                     $ (0.03)

Basic and diluted - pro-forma                                                                          $ (0.01)                                     $ (0.03)

The assumptions used in calculating the fair value of stock options and warrants granted using the Black-Scholes option pricing model are as follows:

                                                                                                                                2003                                           2002

Risk-free interest rate                                                                                         3.00%                                                   -

Expected life of the options                                                                            3 years                                                   -

Expected volatility                                                                                          208.35%                                                   -

Expected dividend yield                                                                                           -                                                      -

Total stock based compensation recognized during the year ended December 31, 2003 was $3,695. This amount was recorded in the statements of operations as consulting fees.

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

8.    INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

                                                                                                            2003                                           2002

Loss before income taxes                                                          $(174,781)                                  $ (305,343)

Income tax recovery                                                                     $ 59,430                                    $  103,810

Unrecognized benefit of operating loss carryforwards            (59,430)                                     (103,810)

Income tax recovery                                                                     $           -                                     $            -

Significant components of the Company's future tax assets based on statutory tax rates are as follows:

                                                                                                            2003                                            2002

Deferred tax assets

Loss carryforwards                                                                 $ 1,322,000                                   $1,272,390

Valuation allowance                                                                  (1,322,000)                                  (1,272,390)

                                                                                                    $                -                                   $              -

The Company has approximately $3,917,000 (2002 - $3,742,000) of operating loss carryforwards which expire beginning in 2017.

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

During the year ended December 31, 2003, the Company paid or accrued $81,000 (2002 - $109,226) in consulting fees to directors and to a company related by a common director.

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

9.    RELATED PARTY TRANSACTIONS (Continued)

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

10.    COMMITMENTS

At December 31, 2003, the Company has future commitments consisting of renewed director employment agreements with two directors of the Company for annual salaries of $75,000 for one director and $6,000 for the other director until September 30, 2004.

11.    PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The financial statements for December 31, 2002 reflect a provision for loss in the amount of the judgment.

12.    SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended December 31, 2003, the following non-cash investing and financing activities occurred:

a) The Company issued 11,750,000 shares of common stock for settlements of a portion of the note payable totaling $47,000.

b) The Company issued 1,213,650 shares of common stock for settlements of accounts payable totaling $22,273.

c) The Company issued 6,900,000 shares of common stock for settlement of an amount due to a related party totaling $69,000.

d) The Company issued 825,000 shares of common stock for settlement of drilling costs totaling $71,000.

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

DECEMBER 31, 2003 AND 2002

(Stated in U.S. Dollars)

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

(iv) During Litewave's two previous fiscal years and the subsequent interim period through March 12, 2003, there were no disagreements with Davidson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Davidson's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report as discussed in Item 304(a)(1)(iv) of Regulation S-B.

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

3. Litewave requested that Davidson furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated April 9, 2003, is filed as Exhibit 16.1 to the Form 8-K.

ITEM 8A.    CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual report of Form 10-KSB and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

INFORMATION RELATING  TO THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The purpose of the Audit Committee is to assist the Board of Director in the oversight of the integrity of the consolidated financial statements of the Company, the Company's compliance with legal and regulatory matters, the independent auditor's qualifications and independence, and the performance of the Company's independent auditors.

The primary responsibilities of the Audit Committee are set forth in the charter, and include various matters with respect to the oversight of the Company's accounting and financial reporting process and audits of the consolidated financial statements of the Company on behalf of the Board of Directors.  The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of the Company; reviews the proposed scope of the audit; reviews accounting and financial controls of the Company with the independent public accountants and financial accounting staff; and reviews and approves transactions between the Company and its directors, officers, and their affiliates.

There is at least one audit committee financial expert serving on its Audit Committee, Mr. Harvey Lawson, though that person is not independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  Due to the limited number of Board Members, the entire board of directors is acting as a small business issuer's audit committee as specified in section 3(a)(58)(B) of the Exchange Act (15 U.S.C. 78c(a)(58)(B).

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our listed officers and directors will serve until the next annual meeting of stockholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. Vacancies in our existing Board of Directors are filled by majority vote of the remaining directors. Our officers serve at the will of our Board of Directors. There is no family relationship between any executive officer and director.

The following are the names, positions, and municipalities of residence and relevant backgrounds of current key personnel of the Company:

Ian Davidson Lambert:             CEO, President, Director

Date Position Commenced:      February 26, 1999

Term of Office:                           Annual

Address:                                     1220 Eastview Road, North Vancouver, B.C. V7J 1L6

Age:                                             58

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

Harvey M. Lawson:                 CFO, Secretary/Treasurer

Date Position Commenced:    January 18, 2000

Term of Office:                         Annual

Address:                                   464 Somerset Street, North Vancouver, BC Canada V7N 1G3

Age:                                           56

Experience: Director and Officer, Alinghi Minerals Inc. (mineral exploration) 2001 to present; Director, Trade Winds Ventures Inc.(mineral exploration) January 2001 to present; Director, Sunorca Development Corp., (gas energy production) December 2002 to present; Financial Planner 1993 to 1998; Lecturer in Financial Management in Hong Kong, Singapore and Canada 1978 to 1993.

Edward D. Duncan:                     Director

Date Position Commenced:        June 10, 2003

Term of Office:                             Annual

Address:                                       6 Sullivans Quay, Cork, Cork, Eire

Age:                                               70

Experience: Director and Officer, Rampart Ventures Ltd. (mineral exploration) 2003 to present; Director, Trade Winds Ventures Inc.(mineral exploration) 2003 to present. Retired lawyer.

Mr Gilbert McGown was appointed to the Board of Directors on June 10, 2003. Unfortunately, Mr. McGown passed away in November, 2003. His vacant position has not been filed to date.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers, and persons who own more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms received during the fiscal year ended December 31, 2003, and written representations that no other reports were required, it is believed that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

Our Board of Directors has adopted Corporate Governance Guidelines, a Code of Conduct, a Code of Ethics for the CEO and Senior Financial Officers, an Audit Committee Charter, and any other corporate governance materials contemplated by SEC or applicable regulations. These corporate governance documents are available in print to any stockholder who requests by contacting our Corporate Secretary at our offices.

ITEM 10.    EXECUTIVE COMPENSATION

    A.    SUMMARY COMPENSATION

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $75,000 of compensation in the fiscal year ended December 31, 2003, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month, increased by the Directors in October, 2000 to a rate of $9,000 per month, and amended by the Directors to a rate of $6,250 per month effective October 1, 2002.

Mr. Lawson was paid or due $6,000 in the fiscal year ended December 31, 2003, for management and consulting services.

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2001, 2002 and 2003 earned by our chief executive officer. No executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2003.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long-term Compensation			All Other Compensation
		Salary	Bonus	Other Annual Compensation	Awards		Payouts
					Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts

Ian Lambert, CEO/President/Director	2001 (2)	$108,000	0	0	0	0	0	0
	2002 (2)	$99,750	0	0	0	0	0	0
	2003 (4)	165,000	0	0	0	0	0	0

Harvey M. Lawson, CFO/Secretary-Treasurer	2001 (3)	$8,396	0	0	0	0	0	0
	2002 (3)	$6,000	0	0	0	0	0	0
	2003 (5)	$6,000	0	0	0	0	0	0

Michael Hardesty, Director	2001 (1)	$40,000	0	0	0	0	0	0
	2002 (1)	$3,476	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

(1) Mr. Hardesty became President on June 25, 2001, and resigned on April 5, 2002.

(2) Mr. Lambert was President from February, 1999 to June 25, 2001, and appointed to replace Mr. Hardesty on April 5, 2002.

(3) Mr. Lawson is the Company's Secretary/Treasurer and Chief Financial Officer

(4) Mr. Lambert was granted, on June 10, 2003, net exercise warrants to purchase 580,000 restricted common shares of the Company's stock at a purchase price of $0.10 per share, expiring June 10, 2006.

(5) Mr. Lawson was granted, on June 10, 2003, net exercise warrants to purchase 275,000 restricted common shares of the Company's stock at a purchase price of $0.10 per share, expiring June 10, 2006.

    B.    OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan. There were no options granted as at December 31, 2000. During 2001, a total of 2,295,000 options were granted to Directors, Employees and Consultants. During 2002, no options were granted to Directors, Employees and Consultants. During 2003, a total of 550,000 options were granted to Directors, Employees and Consultants.

    Options Grants

The following table provides information on stock options granted to our chief executive officers during the fiscal year ended December 31, 2003.

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Ian Lambert	50,000	9.0%	$0.10	June 10, 2008
Harvey Lawson	50,000	9.0%	$0.10	June 10, 2008

    C.    AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There were no options exercised in the last fiscal year.
Name	Number of Securities Underlying Unexercised Options		Value (1) of Unexercised in-the-money Options at Fiscal Year End ($)
	Exercisable	Un-exercisable	Exercisable	Un-exercisable
Ian Lambert	400,000	-	$0.00	-
Harvey Lawson	250,000	-	$0.00	-

(1) Calculated based upon the closing price of our common stock as reported on the OTCBB on December 31, 2003 of $0.035 per share.

    D.    LONG-TERM INCENTIVE PLANS - AWARDS IN THE LAST FISCAL YEAR

The following awards and long term incentive plans were made in the last fiscal year:

        None.

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

Pursuant to an agreement (the "Lambert Executive Employment Agreement") effective as at October 1, 1999 and amended October 1, 2000, 2002, and 2003, Ian Lambert, the Company's CEO, President and a Director, is employed by the Company and currently paid or accrued a monthly salary of $6,250. The term of the Lambert Executive Employment Agreement will be for increments of one year, subject to earlier termination as provided therein. Currently, the Board has renewed the Lambert Executive Employment Agreement for a period of one year from October 1, 2003 to September 30, 2004 at the rate of $75,000 per annum.

Pursuant to a proposed agreement (the "Lawson Employment Agreement") to be effective as at January 18, 2000, Harvey Lawson, the Company's CFO, Secretary/Treasurer and a Director, will be employed by the Company and paid a monthly salary of $500. The term of the Lawson Executive Employment Agreement will be for one year, subject to earlier termination as provided therein.

Currently, the Board has renewed the Lawson Employment Agreement for a period of one year from October 1, 2003 to September 30, 2004.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Security ownership of certain beneficial owners. The table below identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business Company's voting securities as at December 31, 2003:
TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS (1)
Common Stock	Ian Lambert 1220 Eastview Road North Vancouver, B.C. V7J 1L6	5,207,000	16.0%
Common Stock	Harvey Lawson 464 Somerset Street North Vancouver, B.C. V7N 1G3	1,900,000	5.9%

(1) Percentage of total 32,435,224 shares issued as at December 31, 2003

B. Security ownership of management. The table below sets forth the ownership by all directors and nominees, each of the named executive officers of the Company, and all directors and executive officers of the Company as a group.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENT OF CLASS (2)
Common Stock	Ian Lambert (3) 1220 Eastview Road North Vancouver, B.C. V7J 1L6	6,707,000	19.0%
Common Stock	Harvey Lawson (4) 464 Somerset Street North Vancouver, B.C. V7N 1G3	2,425,000	6.8%
Common Stock	Edward Duncan (5) 6 Sullivans Quay, Cork, Eire	750,000	2.1%
Common Stock	Directors and Officers as a Group	9,882,000	27.9%

(1)    Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated. Except as otherwise indicated, each person may be reached through the Company at it offices.

(2)    The percentages shown are calculated based upon 32,435,224 shares of common stock outstanding on April 14, 2004. The numbers and percentages shown include the shares of common stock actually owned as of April 14, 2004 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 14, 2004 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)    Represents 5,207,000 shares of common stock and vested options and warrants to acquire 1,500,000 shares of common stock.

(4)    Represents 1,900,000 shares of common stock and vested options and warrants to acquire 525,000 shares of common stock.

(5)    Represents vested options and warrants to acquire 750,000 shares of common stock.

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

Ian Lambert (CEO, President) and Harvey Lawson (CFO, Secretary/Treasurer) are currently the principal management of the business, and they own collectively 7,107,000 shares or 21.9% of the issued and outstanding stock. The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favorable to the Company than terms expected to be negotiated with unrelated parties at arms length.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit Number                                 Description

        31.1                                               Rule 13a-14a/15d-14(a) Certification by Chief Executive Officer

        31.2                                               Rule 13a-14a/15d-14(a) Certification by Chief Financial Officer

        32.1                                               Section 1350 Certification by Chief Executive Officer

        32.2                                               Section 1350 Certification by Chief Executive Officer

(b) Reports on Form 8-K

The Registrant filed a report on Form 8-K during the year dated April 14, 2003, an amended Form 8-K/A on April 16, 2003.

Exhibits as required by Item 601 of Regulation S-B

Index to Exhibits:

Exhibit Number                                               Description

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

Exhibit 16.1                                                          Letter from Davidson & Company to the Securities

                                                                              and Exchange Commission regarding change of

                                                                              auditor. (5)

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-8

(3) Incorporated by reference to the Registrant's Annual Report on Form 10KSB for the year ended December 31, 2002

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10QSB for the quarter ended September 30, 2003

(5) Incorporated by reference to the Registrant's 8-K report, filed April 15, 2003, an amended 8-K/A on April 16, 2003

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Audit Fees

Aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by our principal accountant, Morgan & Company, Chartered Accountants (2003) and Davidson & Company, Chartered Accountants (2002), are as follows:
	2003	2002

Audit Fees	$ 4,660	$ 14,800
Audit-Related Fees	$ 1,200	$ 1,200
Tax Fees	$ -	$ -
All Other Fees	$ -	$ -

AUDIT COMMITTEE PRE-APPROVAL POLICIES

The duties and responsibilities of the Audit Committee include the pre-approval of all audit, audit related, tax, and other services permitted by law or applicable SEC regulations (including fee and cost ranges) to be performed by our independent auditor. Any pre-approved services that will involve fees or costs exceeding pre-approved levels will also require specific pre-approval by the Audit Committee. Unless otherwise specified by the Audit Committee in pre-approving a service, the pre-approval will be effective for the 12-month period following pre-approval. The Audit Committee will not approve any non-audit services prohibited by applicable SEC regulations or any services in connection with a transaction initially recommended by the independent auditor, the purpose of which may be tax avoidance and the tax treatment of which will not be supported by the Internal Revenue Code and related regulations.

To the extent deemed appropriate, the Audit Committee may delegate pre-approval authority to the Chairman of the Board or any one or more other members of the Audit Committee provided that any member of the Audit Committee who has exercised any such delegation must report any such pre-approval decision to the Audit Committee at its next scheduled meeting. The Audit Committee will not delegate the pre-approval of services to be performed by the independent auditor to Management.

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by Morgan & Company, Chartered Accountants, described above under the captions "Audit Fees," and were approved by our Audit Committee.

SIGNATURES

The following pages include the Signatures page for this Form 10-KSB, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

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

LITEWAVE CORP.

Dated: April 14, 2004

By: /s/ Ian Lambert

    Ian Lambert

    President, Chief Executive Officer, Director

    /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Ian Lambert, President, CEO and Director of Litewave Corp. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Litewave Corp.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Litewave Corp., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Litewave Corp.'s internal control over financial reporting that occurred during Litewave's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Litewave's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 14, 2004	/s/ Ian Lambert
Ian Lambert, President, CEO and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director of Litewave Corp. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Litewave Corp.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Litewave Corp., including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation;; and

d.  Disclosed in this report any change in Litewave Corp.'s internal control over financial reporting that occurred during Litewave's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Litewave's internal control over financial reporting; and

5.	The other directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: April 14, 2004	/s/ Harvey Lawson
Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Litewave Corp. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert

President, CEO and Director

April 14, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of Litewave Corp. on Form 10-KSB for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson

Secretary/Treasurer, Chief Financial Officer, Director

April 14, 2004