Form 10QSB
period 2004-03-31
LITEWAVE CORP
filed 2004-05-03
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

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

(604) 675-7637

(Issuer's Telephone Number)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

As of April 30, 2004:    33,935,224 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Item 2.   Management's Discussion and Analysis of Financial Condition

               and Results of Operations

Item 3.   Controls and Procedures

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                SIGNATURES

PART I

ITEM 1.    FINANCIAL STATEMENTS

LITEWAVE CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited Prepared by Management)

LITEWAVE CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	March 31, 2003	December 31, 2002

ASSETS
Current
Cash	$ 60	$ 272
Goods and Services Tax Recoverable	1,439	1,328
	1,499	1,600

Oil and Gas Properties (Note 4)	186,000	186,000
	$ 187,499	$ 187,600

LIABILITIES

Current
Bank indebtedness	$ -	$ -
Accounts payable and accrued liabilities	204,045	208,659
Advances payable (Note 5)	306,132	277,615
Notes payable (Note 6)	11,313	11,313
	521,490	497,587

STOCKHOLDERS' DEFICIENCY

Common Stock (Note 7)
Authorized: 100,000,000 common shares with a par value of $0.001
Issued: 32,435,224 common shares (Dec. 31, 2003 - 32,435,224)	32,435	32,435
Additional Paid-in Capital	3,582,306	3,582,306
Deficit Accumulated During the Development Stage	(3,948,732)	(3,924,728)
	(333,991)	(309,987)

	$ 187,499	$ 187,600

LITEWAVE CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Three month period ended March 31, 2004

(Stated in U.S. Dollars)

	Three Month Period Ended March 31,		Cumulative Amounts From Inception on June 30, 1989 to March 31, 2004
	2004	2003

EXPENSES
Consulting	21,865	20,250	2,260,411
Foreign Exchange (gain) loss	(1,424)	(815)	12,143
General and administrative	699	142	67,701
Marketing and promotion	1,000	-	71,563
Professional fees	-	5,662	365,664
Rent	1,581	-	47,772
Salaries and benefits	-	496	32,854
Telephone and utilities	225	-	66,938
Transfer agent and filing fees	58	-	24,187
Travel	-	-	270,708
Website development	-	-	66,449
	24,004	25,735	3,310,394

OTHER ITEMS
Provision for settlement of litigation (Note 11)	-	-	139,133
Write off of accounts payable	-	-	(9,102)
Write-down of capital assets	-	-	353,000
Write-down of advances receivable	-	-	184,311
Write-down of intellectual & property rights	-	-	1,000
	-	-	668,342

Loss for the period	$(24,004)	$(25,735)	$(3,924,732)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares of common stock
outstanding	32,435,224	11,145,974

LITEWAVE CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Three Month Periods Ended March 31,		Cumulative Amounts From Inception on June 30, 1989 to March 31, 2004
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$(24,004)	$(25,735)	$(3,948,732)

Adjustments to reconcile loss to net cash used in
operating activities:
Write off of accounts payable	-	-	(9,102)
Write down of capital assets	-	-	353,000
Write off of advances receivable	-	-	184,311
Write off of intellectual and property rights	-	-	1,000
Consulting expenses paid by shares of common stock	-	-	11,740
Consulting expenses paid by stock options and warrants	-	-	1,396,362
General and administrative expenses paid by shares of
common stock	-	-	3,000
Professional fees paid by stock options	-	-	100,854
Professional fees paid by shares of common stock	-	-	9,727
Website development expenses paid by shares of
common stock	-	-	56,900
Changes in non-cash working capital items
(Increase) Decrease in receivables	(111)	(89)	(1,439)
Decrease in prepaid expenses	-	(4,000)	46,800
Increase (Decrease) in account payable and accrued liabilities	(4,614)	29,794	569,398
	(28,729)	(30)	(1,226,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable	-	-	(184,311)
Acquisition of capital assets	-	-	(353,000)
Acquisition of intellectual and property rights	-	-	(1,000)
Acquisition of oil and gas properties	-	-	(115,000)
	-	-	(653,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	-	(265)	-
Issuance of common stock	-	-	197,000
Advances payable	28,517	300	400,133
Note payable	-	-	1,282,419
	28,517	35	1,879,552

Change in cash for the period	(212)	5	60
Cash, beginning of period	272	-	-
Cash, end of period	$ 60	$ 5	$ 60

Cash paid during the period for:
Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental disclosure with respect to cash flows (Note 11)

LITEWAVE CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(Stated in U.S. Dollars)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Balance from inception June 30, 1989 to December 31, 1997	2,000,000	$2,000	$-	$(2,000)	$-

Shares issued for services	500,000	500	840	-	1,340

Loss for the year	-	-	-	(2,020)	(2,020)

Balance, December 31, 1998	2,500,000	2,500	840	(4,020)	(680)

Loss for the year	-	-	-	(1,064,085)	(1,064,085)

Balance, December 31, 1999	2,500,000	2,500	840	(1,068,105)	(1,064,765)

Shares issued on settlement of debt	3,500,000	3,500	1,046,500		1,050,000

Loss for the year	-	-	-	(229,125)	(229,125)

Balance, December 31, 2000	6,000,000	6,000	1,047,340	(1,297,230)	(243,890)

Shares issued on settlement of note payable	1,000,000	1,000	184,000	-	185,000
Shares issued for settlement of accounts payable	2,090,974	2,091	332,904	-	40,400
Shares issued for services	260,000	260	40,140	-	49,400
Shares issued for prepaid services	820,000	820	48,380	-	3,000
Shares issued for donation	10,000	10	-	-	3,000
Shares issued for cash on exercise of warrants	300,000	300	74,700	-	75,000
Shares issued on settlement of amount due to related
party	100,000	100	24,900	-	25,000
Shares issued for cash on private placement	240,000	240	119,760	-	120,000
Stock-based compensation	-	-	1,493,520	-	1,493,520
Loss for the year	-	-	-	(2,147,261)	(2,147,261)

Balance, December 31, 2001	10,820,974	$10,821	$3,368,634	$(3,444,491)	$(65,036)

Shares issued for settlement of accounts payable	325,000	325	24,015	-	24,340
Loss for the year	-	-	-	(305,456)	(305,456)

Balance, December 31, 2002	11,145,974	$11,146	$3,392,649	$(3,749,947)	$(346,152)

Shares cancelled and returned to treasury	(485,750)	(486)	(35,764)	-	(36,250)
Shares issued on settlement of notes payable	11,750,000	11,750	35,250	-	47,000
Shares issued for services	1,911,350	1,911	103,316	-	105,227
Shares issued for settlement of accounts payable	1,213,650	1,214	21,059	-	22,273
Shares issued on settlement of amount due to
related party	6,900,000	6,900	62,100	-	69,000
Stock-based compensation expense	-	-	3,696	-	3,696
Loss for the period	-	-	-	(174,781)	(174,781)

Balance, December 31, 2003	32,435,224	$ 32,435	$ 3,582,306	$(3,924,728)	$(309,987)
Loss for the period	-	-	-	(24,004)	(24,004)

Balance, March 31, 2004	32,435,224	$ 32,435	$ 3,582,306	$(3,948,732)	$(333,991)

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2004

(Expressed in U.S. Dollars)

BASIS OF PRESENTATION
The unaudited interim financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $3,948,732 for the period from June 30, 1989 (inception) to March 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

MARCH 31, 2004

(Expressed in U.S. Dollars)

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

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the depletion computation until it is determined whether or not proved reserves can be assigned to the properties or whether impairment has occurred. If the results of a quarterly assessment indicate that the properties are impaired, the amount of the impairment along with the costs of drilling exploratory dry holes and geological and geophysical costs that cannot be directly associated with specific unevaluated properties are charged to operations for the period. The Company has not recorded any impairment charges through March 31, 2004. Should the Company have properties with proven reserves, the costs are added to the capitalized costs subject to depletion.

Internal costs not directly associated with acquisition, exploration and development activities are expensed as incurred. No internal costs are capitalized as of March 31, 2004.

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

MARCH 31, 2004

(Expressed in U.S. Dollars)

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

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2004

(Expressed in U.S. Dollars)

4.    OIL AND GAS PROPERTIES

The non-producing oil and gas properties consists of the following at March 31, 2004:

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

ii)    Other

During the year ended December 31, 2003, the Company acquired net working interests, ranging from 6.6% to 50%, in certain oil and gas leasehold properties in Bourbon County, Kansas, Vernon County, Missouri and Grant County, Oklahoma by incurring expenditures on natural gas well drilling and testing costs. During the quarter ended March 31, 2004, the Company acquired 50% net working interests in certain oil and gas leasehold properties in Bourbon County, Kansas and Vernon County, Missouri subject to it incurring expenditures on natural gas well drilling and testing costs.

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2004

(Expressed in U.S. Dollars)

5.    ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand. Included in advances payable as at March 31, 2004 is $161,112 (2003 - $126,907) due to directors and to companies related by virtue of common ownership or common directors.

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

	2004	2003
Balance Due	$ -	$ 47,504

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

	2004	2003

Balance Due	$ 11,313	$ 10,984
Cumulative Totals	$ 11,313	$ 58,398

7.    COMMON STOCK

i)    Common Shares

There was no change in common shares during the period January 1, 2004 to March 31, 2004

The following is a summary of the warrant activity during the quarters ended March 31, 2004 and 2003:

	2004		2003
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	4,310,000	$0.18	4,457,224	$0.24

Granted	-	-	-	-
Exercised	-	-	-	-

Cancelled/Expired	(200,000)	$0.07	(1,402,224)	(0.25)

Outstanding, end of period	4,110,000	$0.11	3,055,000	$0.23

The following is a summary of the warrants outstanding at March 31, 2004:

Number of Shares	Exercise Price	Expiration Date
260,000	0.30	July 3, 2006
520,000	0.06	September 21, 2006
3,330,000	0.10	June 10, 2006
4,110,000

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

MARCH 31, 2004

(Expressed in U.S. Dollars)

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

The following is a summary of the stock option activity during the quarters ended March 31, 2004 and 2003:

	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,700,000	$0.17	1,150,000	$0.20

Granted	-	-	-	-
Exercised	-	-	-	-

Outstanding, end of quarter	1,700,000	$0.17	1,150,000	$0.20

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2004

(Expressed in U.S. Dollars)

7.    COMMON STOCK (Continued)

iii)    Stock Options (Continued)

The following is a summary of the status of stock options outstanding and exercisable at March 31, 2004:

Number of Options	Exercise Price	Weighted Average Remaining Contractual Life

550,000	$0.10	4.4 years
600,000	$0.10	2.0 years
350,000	$0.275	1.8 years
200,000	$0.37	1.9 years
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

MARCH 31, 2004

(Expressed in U.S. Dollars)

7.    COMMON STOCK (Continued)

iv)    Stock Based Compensation (Continued)

The Company does not record any compensation expense related to options granted to its employees. Total stock based compensation recognized during the quarter ended March 31, 2004 was nil, thus no amount was recorded in the statements of operations.

8.    RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the quarter ended March 31, 2004, the Company paid or accrued $20,250 (2003 - $20,250) in consulting fees to directors and to a company related by a common director.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

9.    COMMITMENTS

At March 31, 2004, the Company has future commitments consisting of renewed director employment agreements with two directors of the Company for quarterly salaries of $75,000 for one director and $6,000 for the other director until September 30, 2004.

10.    PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The financial statements for March 31, 2004 reflect a provision for loss in the amount of the judgment.

11.    SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the period ended March 31, 2004, no non-cash investing and financing activities occurred.

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

13.    SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company issued 1,500,000 shares of common stock for settlement of well maintenance and leasing costs totaling $60,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

The Company participated in a natural gas drilling project on the Northeast Deer Creek Prospect, Grant County, OK. The AFE cost was estimated at $396,000, with the Company participating for approximately an 6.6% net working interest after return of invested capital of $44,000. The initial well on the Deer Creek Prospect was drilled mid December 2003, testing the Oswego/Big Lime formation at a depth of 3,950 feet. The Operator encountered oil, gas and water, and the well is still being fraced and tested to determine if production is possible.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At March 31, 2004, the Company had a working capital deficiency of approximately $519,991 in Notes payable and current Accounts Payable. Since that date, sufficient shareholder loans have been advanced to fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

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

The following discussion and analysis explains the financial condition for the period from January 1, 2004 to March 31, 2004, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2003.

Revenues. The Company does not anticipate that revenue generating operations will commence until at least mid 2004. No revenues were generated for the period January 1, 2004 to March 31, 2004, nor prior to that date.

Expenses. For the period from January 1, 2004 to March 31, 2004, the Company incurred expenses of $20,250 for consulting fees to Messrs. Lambert and Lawson and $1,615 for other consulting services; marketing and promotion of $1,000; general and administrative expenses of $699; transfer agent and filing fees of $58; rent of $1,581; and $225 for telephone expenses.

Expenses for the previous quarter ended March 31, 2003 were $20,250 for consulting fees to Messrs. Lambert and Lawson; professional accounting and legal fees of $5,662; general and administrative expenses of $142; and salaries and wages of $496.

Net Loss. For the period from January 1, 2004 to March 31, 2004, the Company recorded a loss from operations totaling $24,004 for the quarter. The total net loss since incorporation through to March 31, 2004, was $3,948,732.

Liquidity and Capital Resources.

Certain management and business associates have advanced a total of $306,132 as loans to the Company to cover operating costs during 2003 and 2004 As of March 31, 2004, the working capital deficiency was $519,991.

A. RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations. As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2004. The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B. CAPITAL RESOURCES

The Company had a working capital deficiency of $519,991 at March 31, 2004. The Company is pursuing private placements to finance business development and settled the outstanding advances payable of $306,132 and a majority of the accounts payable of $204,645 at March 31, 2004 by conversion to private placement shares. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

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

ITEM 3. CONTROLS AND PROCEDURES CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days prior to the date of the filing of this report, of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II -- OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No material developments occurred during the period.

ITEM 2.    CHANGES IN SECURITIES

There was no change in common shares during the period January 1, 2004 to March 31, 2004. Subsequent to quarter end, the Company issued 1,500,000 shares of common stock for settlement of well maintenance and leasing costs totaling $60,000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.    OTHER INFORMATION

The Company has not implemented any procedures by which security holders may recommend nominees to the registrant’s board of directors.

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

    NONE.

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

Dated: April 30, 2004

By: /s/ Ian Lambert

    Ian Lambert

    President, Chief Executive Officer, Director

    /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Ian Lambert, President, CEO and Director of Litewave Corp. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Litewave Corp.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

Date: April 30, 2004	/s/ Ian Lambert
Ian Lambert, President, CEO and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director of Litewave Corp. ("Company"), certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Litewave Corp.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.	The other directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

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

Date: April 30, 2004	/s/ Harvey Lawson
Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Litewave Corp. on Form 10-QSB for the year ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert

President, CEO and Director

April 30, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Litewave Corp. on Form 10-QSB for the year ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson

Secretary/Treasurer, Chief Financial Officer, Director

April 30, 2004