Form 10QSB
period 2004-06-30
LITEWAVE CORP
filed 2004-08-18
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

(604) 675-7637

(Issuer's Telephone Number)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

As of July 31, 2004:    33,935,224 shares of common stock were outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

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

                SIGNATURES

PART I

ITEM 1.    FINANCIAL STATEMENTS

LITEWAVE CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

(Unaudited Prepared by Management)

June 30, 2004

LITEWAVE CORP.

(A Development Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	June 30, 2004	December 31, 2003

ASSETS
Current
Cash	$ 26	$ 272
Goods and Services Tax Recoverable	1,064	1,328
	1,090	1,600

Oil and Gas Properties (Note 4)	$ 246,000	186,000
	$ 247,090	$ 187,600

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 212,853	208,659
Advances payable (Note 5)	328,030	277,615
Notes payable (Note 6)	11,313	11,313
	552,196	497,587

STOCKHOLDERS' DEFICIENCY

Common Stock (Note 7)
Authorized: 100,000,000 common shares with a par value of $0.001
Issued: 32,435,224 common shares (Dec. 31, 2003 - 32,435,224)	33,935	32,435
Additional Paid-in Capital	3,640,806	3,582,306
Deficit Accumulated During the Development Stage	(3,979,847)	(3,924,728)
	(305,106)	(309,987)

	$ 247,090	$ 187,600

LITEWAVE CORP.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited Prepared by Management)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,		Cumulative Amounts from Inception on June 30, 1989 to June 30, 2004
	2004	2003	2004	2003

EXPENSES
Consulting	20,250	32,500	42,115	52,750	2,280,661
Foreign Exchange (gain) loss	-	593	(1,425)	(222)	12,142
General and administrative	2,030	15,718	2,730	1,521	69,732
Marketing and promotion	-	2,800	1,000	2,800	71,563
Professional fees	7,037	6,491	7,037	6,491	372,701
Rent	1,558	2,400	3,139	2,400	49,330
Salaries and benefits	-	795	-	1,291	32,854
Telephone and utilities	-	-	225	-	66,938
Transfer agent and filing fees	240	380	298	380	24,427
Travel	-	1,125	-	1,125	270,708
Website development	-	14,153	-	14,153	66,449
	$ (31,115)	$ (76,955)	$ (55,119)	$ (102,689)	$ (3,317,505)

OTHER ITEMS
Provision for settlement of litigation (Note 9)	-	-	-	-	139,133
Write off of accounts payable	-	-	-	-	(9,102)
Write-down of capital assets	-	-	-	-	353,000
Write-down of advances receivable	-	-	-	-	184,311
Write-down of intellectual & property rights	-	-	-	-	1,000
	-	-	-	-	668,342

Loss for the period	$ (31,115)	$ (76,955)	$ (55,119)	$ (102,689)	$ (3,979,847)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares of common stock
outstanding	33,185,224	21,378,099	33,185,224	21,378,099

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited Prepared by Management)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,		Cumulative Amounts from Inception on June 30, 1989 to June 30, 2004
	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	$ (31,115)	$ (76,955)	$ (55,119)	$ (79,852)	$ (3,979,847)

Adjustments to reconcile loss to net cash used in
operating activities:
Write off of accounts payable	-	-	-	-	(9,102)
Write down of capital assets	-	-	-	-	353,000
Write off of advances receivable	-	-	-	-	1,000
Write off of intellectual and property rights	-	-	-	-	184,311
Consulting expenses paid by shares of common stock	-	-	-	-	11,740
Consulting expenses paid by stock options and warrants	-	-	-	-	1,396,362
General and administrative expenses paid by shares of
common stock	-	-	-	-	3,000
Professional fees paid by stock options	-	77,000	-	77,000	100,854
Professional fees paid by shares of common stock	-	-	-	-	9,727
Website development expenses paid by shares of
common stock	-	12,250	-	12,250	56,900
Changes in non-cash working capital items
(Increase) Decrease in receivables	374	844	264	755	(1,592)
Decrease in prepaid expenses	-	-	-	(4,000)	46,800
Increase (Decrease) in account payable and accrued liabilities	8,808	(29,519)	4,194	(574)	578,206
Net Cash Used in Operating Activities	(21,932)	(16,380)	(50,661)	(16,110)	(1,248,113)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances receivable	-	-	-	-	(184,311)
Acquisition of capital assets	-	(2,325)	-	(2,325)	(353,000)
Acquisition of intellectual and property rights	-	-	-	-	(1,000)
Acquisition of oil and gas properties	-	(40,000)	-	(40,000)	(175,000)
Net Cash Used in Investing Activities	-	(42,325)	-	(42,325)	(713,311)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank indebtedness	-	-	-	(265)	-
Issuance of common stock	-	58,750	-	58,750	197,000
Advances payable	21,897	-	50,415	-	422,031
Notes payable	-	-	-	-	1,282,419
Net Cash Provided by Financing Activities	21,897	58,750	50,415	58,750	1,961,450

Change in cash and cash equivalents for the period	34	45	(246)	50	26
Cash and cash equivalents, beginning of period	60	5	272	-	-
Cash and cash equivalents, end of period	26	50	26	50	26

Cash paid during the period for:
Interest expense	$ -	$ -	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -	$ -	$ -

LITEWAVE CORP.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(Stated in U.S. Dollars)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Balance from inception June 30, 1989 to December 31, 1997	2,000,000	$2,000	$-	$(2,000)	$-

Shares issued for services	500,000	500	840	-	1,340

Loss for the year	-	-	-	(2,020)	(2,020)

Balance, December 31, 1998	2,500,000	2,500	840	(4,020)	(680)

Loss for the year	-	-	-	(1,064,085)	(1,064,085)

Balance, December 31, 1999	2,500,000	2,500	840	(1,068,105)	(1,064,765)

Shares issued on settlement of debt	3,500,000	3,500	1,046,500		1,050,000

Loss for the year	-	-	-	(229,125)	(229,125)

Balance, December 31, 2000	6,000,000	6,000	1,047,340	(1,297,230)	(243,890)

Shares issued on settlement of note payable	1,000,000	1,000	184,000	-	185,000
Shares issued for settlement of accounts payable	2,090,974	2,091	332,904	-	40,400
Shares issued for services	260,000	260	40,140	-	49,400
Shares issued for prepaid services	820,000	820	48,380	-	3,000
Shares issued for donation	10,000	10	-	-	3,000
Shares issued for cash on exercise of warrants	300,000	300	74,700	-	75,000
Shares issued on settlement of amount due to related
party	100,000	100	24,900	-	25,000
Shares issued for cash on private placement	240,000	240	119,760	-	120,000
Stock-based compensation	-	-	1,493,520	-	1,493,520
Loss for the year	-	-	-	(2,147,261)	(2,147,261)

Balance, December 31, 2001	10,820,974	$10,821	$3,368,634	$(3,444,491)	$(65,036)

Shares issued for settlement of accounts payable	325,000	325	24,015	-	24,340
Loss for the year	-	-	-	(305,456)	(305,456)

Balance, December 31, 2002	11,145,974	$11,146	$3,392,649	$(3,749,947)	$(346,152)

Shares cancelled and returned to treasury	(485,750)	(486)	(35,764)	-	(36,250)
Shares issued on settlement of notes payable	11,750,000	11,750	35,250	-	47,000
Shares issued for services	1,911,350	1,911	103,316	-	105,227
Shares issued for settlement of accounts payable	1,213,650	1,214	21,059	-	22,273
Shares issued on settlement of amount due to
related party	6,900,000	6,900	62,100	-	69,000
Stock-based compensation expense	-	-	3,696	-	3,696
Loss for the period	-	-	-	(174,781)	(174,781)

Balance, December 31, 2003	32,435,224	$ 32,435	$ 3,582,306	$(3,924,728)	$(309,987)
Shares issued for settlement of accounts payable	1,500,000	1,500	58,500	-	60,000
Loss for the period	-	-	-	(55,119)	(55,119)

Balance, March 31, 2004	32,935,224	$ 33,935	$ 3,640,806	$(3,979,847)	$(305,106)

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004 and 2003

(Expressed in U.S. Dollars)

BASIS OF PRESENTATION
The unaudited interim financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

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

June 30, 2004 and 2003

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

Internal costs not directly associated with acquisition, exploration and development activities are expensed as incurred. No internal costs are capitalized as of June 30, 2004.

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

June 30, 2004 and 2003

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

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004 and 2003

(Expressed in U.S. Dollars)

4.    OIL AND GAS PROPERTIES

The non-producing oil and gas properties consists of the following at June 30, 2004:

Acquisition costs	$ 60,000

Exploration costs
Drilling and testing	186,000

Total costs	$ 246,000

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

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004 and 2003

(Expressed in U.S. Dollars)

5.    ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand. Included in advances payable as at June 30, 2004 is $71,112 (2003 - $126,907) due to directors and to companies related by virtue of common ownership or common directors.

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

7.    COMMON STOCK

i)    Common Shares

On April 28, 2004, the Company issued 1,500,000 shares of common stock for settlement of well maintenance and leasing costs totaling $60,000.

The following is a summary of the warrant activity during the quarters ended June 30, 2004 and 2003:

	2004		2003
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding, beginning of year	4,310,000	$0.18	4,457,224	$0.24

Granted	-	-	-	-
Exercised	-	-	-	-

Cancelled/Expired	(200,000)	$0.07	(1,402,224)	(0.25)

Outstanding, end of period	4,110,000	$0.11	3,055,000	$0.23

The following is a summary of the warrants outstanding at June 30, 2004:

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

June 30, 2004 and 2003

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

The following is a summary of the stock option activity during the quarters ended June 30, 2004 and 2003:

	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,700,000	$0.17	1,150,000	$0.20

Granted	-	-	-	-
Exercised	-	-	-	-

Outstanding, end of quarter	1,700,000	$0.17	1,150,000	$0.20

LITEWAVE CORP.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

June 30, 2004 and 2003

(Expressed in U.S. Dollars)

7.    COMMON STOCK (Continued)

iii)    Stock Options (Continued)

The following is a summary of the status of stock options outstanding and exercisable at June 30, 2004:

Number of Options	Exercise Price	Weighted Average Remaining Contractual Life

550,000	$0.10	4.1 years
600,000	$0.10	1.7 years
350,000	$0.275	1.5 years
200,000	$0.37	1.6 years
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

June 30, 2004 and 2003

(Expressed in U.S. Dollars)

7.    COMMON STOCK (Continued)

iv)    Stock Based Compensation (Continued)

The Company does not record any compensation expense related to options granted to its employees. Total stock based compensation recognized during the quarter ended June 30, 2004 was nil, thus no amount was recorded in the statements of operations.

8.    RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the quarter ended June 30, 2004, the Company paid or accrued $20,250 (2003 - $20,250) in consulting fees to directors and to a company related by a common director.

These transactions were in the normal course of operations and were measured at the exchange value which represented the amount of consideration established and agreed to by the related parties.

9.    COMMITMENTS

At June 30, 2004, the Company has future commitments consisting of renewed director employment agreements with two directors of the Company for quarterly salaries of $75,000 for one director and $6,000 for the other director until September 30, 2004.

10.    PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The financial statements for June 30, 2004 reflect a provision for loss in the amount of the judgment.

11.    SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the period ended June 30, 2004, no non-cash investing and financing activities occurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At June 30, 2004, the Company had a working capital deficiency of approximately $551,106 in Notes payable and current Accounts Payable. Since that date, sufficient shareholder loans have been advanced to fund current operations. It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

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

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $300,000 to over the next six months to continue with the expansion of oil and natural gas properties and to build a supplementary pipeline to sell its natural gas. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

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

The next phase of funding is anticipated to require approximately $300,000 to $500,000, depending upon pipeline construction scheduling and further drilling plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2004 to March 31, 2004, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2003.

Revenues. The Company does not anticipate that revenue generating operations will commence until at least mid 2004. No revenues were generated for the period January 1, 2004 to June 30, 2004, nor prior to that date.

Expenses for the period from January 1, 2004 to June 30, 2004, the Company incurred expenses of $40,500 for consulting fees to Messrs. Lambert and Lawson and $1,615 for other consulting services; marketing and promotion of $1,000; general and administrative expenses of $2,730; transfer agent and filing fees of $298; rent of $3,139; and $225 for telephone expenses.

Expenses for the previous quarter ended June 30, 2003 were $32,500 for consulting fees to Messrs. Lambert and Lawson; professional accounting and legal fees of $6,491; general and administrative expenses of $15,718; marketing and promotion of $2,800; salaries and wages of $795; rent of $2,400; transfer agent and filing fees of $380; travel expenses of $1,125; and website development costs of $14,153.

Net Loss. For the period from January 1, 2004 to June 30, 2004, the Company recorded a loss from operations totaling $55,119 year to date. The total net loss since incorporation through to June 30, 2004, was $3,979,847.

Liquidity and Capital Resources.

Certain management and business associates have advanced a total of $328,030 as loans to the Company to cover operating costs during 2003 and 2004. As of June 30, 2004, the working capital deficiency was $551,106.

A. RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations. As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2004. The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B. CAPITAL RESOURCES

The Company had a working capital deficiency of $551,106 at June 30, 2004. The Company is pursuing private placements to finance business development and settled the outstanding advances payable of $328,030 and a majority of the accounts payable of $212,853 at June 30, 2004 by conversion to private placement shares. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company intends to make one specific commitment for Capital Expenditures. During 2004, the Company intends to construct a pipeline from its Bourbon County leasehold lands, where it has drilled several wells, to a natural gas distribution delivery point, location yet to be finalized. The anticipated budget for this Capital Expenditure is $225,000.

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

ITEM 2.    CHANGES IN SECURITIES

During the period January 1, 2004 to June 30, 2004, the Company issued 1,500,000 shares of common stock for settlement of well maintenance and leasing costs totaling $60,000.

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

Dated: August 9, 2004

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

Date: August 9, 2004	/s/ Ian Lambert
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

Date: August 9, 2004	/s/ Harvey Lawson
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

August 9, 2004

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

August 9, 2004