Form 10KSB
period 2004-12-31
LITEWAVE CORP
filed 2005-05-19
CIK 1096264

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the

        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2004

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

       1620 West 8th Avenue, Suite 302, Vancouver, BC V6J 1V4

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

The Issuer's operational revenues for its most recent fiscal year ending December 31, 2004 were $ Nil.  The Issuer's Common Shares outstanding at March 31, 2005 was 57,935,224.  The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2005 was $1,738,056 (based on 57,935,224 shares and on an average of bid and asked prices of $0.03).

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

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on June 30, 1989 under the name "Homefront Safety Services of Nevada Inc." On April 26, 1999, by majority vote of the Shareholders and the Board of Directors, the Company's name was changed to "LITEWAVE CORP."  The Company's executive office is located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064, with an office at Suite 302, 1620 West 8th Avenue, Vancouver, B.C. V6J 1V4.

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

The Company is a exploration stage oil and gas company whose primary business during 2004 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas, Missouri and Oklahoma, in the United States.  The Bourbon County, Kansas project encompasses approximately 2,895 acres of prospective frontier natural gas lands.  The Vernon County, Missouri project comprises leases for 974 acres.  The Woods County, Oklahoma project covers 157 acres.

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

In addition, the Company participated in a natural gas drilling project on the Northeast Deer Creek Prospect, Grant County, OK.  The AFE cost was estimated at $396,000, with the Company participating for approximately an 6.6% net working interest after return of invested capital of $44,000. The initial well on the Deer Creek Prospect was drilled mid December 2003, testing the Oswego/Big Lime formation at a depth of 3,950 feet.  The Operator encountered oil, gas and water, and the well was fraced and tested to determine if production is possible.   Production has yet to commence, as testing continues to produce too great a degree of water to be classified as an economic producer.

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

The Company's business development plan is focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects.  To date, execution of the current business plan has largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.  As of December 31, 2004 we have spent approximately $246,000 on our Bourbon County, KS, and Woods and Grant Counties, OK prospects, but have written off all but $60,000.

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

As a result of our lack of revenue and accumulated deficit of $4,217,240 at December 31, 2004, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We have had a limited operating history and have generated no revenues or earnings to date.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company sub-lets space located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US $500 per month on a month-to-month basis.  Head office is located at Suite 302, 1620 West 8th Avenue, Vancouver, B.C. Canada V6J 1V4 .  The rent for this space is CDN $1,226 per month, on a month-to-month basis.  Management believes that this space will be adequate for the foreseeable future.

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

The Company has the right to a 50 percent net working interest in seventeen leases covering a total of 4,026 undeveloped acres.  The Bourbon County, Kansas project encompasses 2,895 acres of prospective natural gas lands on 11 leases.  The Vernon County, Missouri project comprises 5 leases for 974 acres.  The Woods County, Oklahoma lease covers 157 acres.

Presently the Company has drilled nine wells in Bourbon County.  In late October 2003, Exact Engineering open-flow tested the wells, and determined that 5 were capable of sustained water free gas flow totaling 90 thousand cubic feet per day, two capable of an estimated 20 mcfpd which could not be measured due to associated water mixed with the gas, one which did not flow and one which had not yet been completed for production testing.

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

Quarter Ending:         High ask per share:               Low bid per share:

----------------                    -------------------                     ------------------

March 31, 2002                $0.10                                 $0.03

June 30, 2002                  $0.028                               $0.015

September 30, 2002         $0.02                                $0.014

December 31, 2002          $0.016                              $0.005

Quarter Ending:         High ask per share:               Low bid per share:

----------------                  -------------------                       ------------------

March 31, 2003               $0.02                                 $0.005

June 30, 2003                 $0.21                                 $0.014

September 30, 2003        $0.18                                 $0.066

December 31, 2003         $0.09                                 $0.031

Quarter Ending:         High ask per share:                Low bid per share:

----------------                 -------------------                            ------------------

March 31, 2004                $0.05                               $0.03

June 30, 2004                  $0.25                               $0.015

September 30, 2004         $0.35                               $0.02

December 31, 2004          $0.028                             $0.017

Quarter Ending:         High ask per share:              Low bid per share:

----------------                  -------------------                      ------------------

March 31, 2005                $0.05                              $0.025

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

B.  HOLDERS

There were approximately 150 holders of the Company's common stock as of December 31, 2004.  Two holders with a total of 7,107,000 shares are affiliates of the Company.

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

D. RECENT SALES OF UNREGISTERED SECURITIES

a)

On April 28, 2004, the Company approved the issuance of 1,500,000 shares of common stock to Douglas McGowan at a price of $0.04 per share for drilling services totaling $60,000.  Shares of common stock issue for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

b)

On December 30, 2004, the Company approved the issuance of 15,000,000 shares of common stock to seven parties converted at a price of $0.01, as conversion of notes payable owing in the total amount of $150,000.

c)

On December 30, 2004, the Company approved the issuance of 9,000,000 shares of common stock to six parties converted at a price of $0.01, as conversion of notes payable previously assigned from an amount owing to a  director in the total amount of $90,000.

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

The Company participated in a natural gas drilling project on the Northeast Deer Creek Prospect, Grant County, OK.   The AFE cost is estimated at $396,000, with the Company participating for approximately an 6.6% net working interest after return of invested capital of $44,000. The initial well on the Deer Creek Prospect was drilled mid December 2003, testing the Oswego/Big Lime formation at a depth of 3,950 feet.  The Operator encountered oil, gas and water, and the well has been fraced and is still being tested to determine if production is possible.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At December 31, 2004, the Company had a working capital deficiency of approximately $495,987 in Notes payable and current Accounts Payable.  Since that date, sufficient shareholder loans have been advanced to fund current operations.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at December 31, 2004, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

The following discussion and analysis explains the financial condition for the period from January 1, 2004 to December 31, 2004, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2004.

Revenues.  The Company does not anticipate that revenue generating operations will commence until at least mid 2004.  No revenues were generated for the period January 1, 2004 to December 31, 2004, nor prior to that date.

Expenses.  For the period from January 1, 2004 to December 31, 2004, the Company incurred expenses of $81,000 for consulting fees to Messrs. Lambert and Lawson and $1,615 for other consulting services; professional accounting and legal fees of $9,205; marketing and promotion of $1000; general and administrative expenses of $2,410; transfer agent and filing fees of $653; rent of $3,404; travel costs of $6,306; website development cots of $14,258; and $255 for telephone expenses; and a write down of gas well development costs of $186,000 pursuant to FSAB Statement No. 19.

Expenses for the previous year ended December 31, 2003 were $81,000 for consulting fees to Messrs. Lambert and Lawson and $17,246 for other consulting services; professional accounting and legal fees of $21,669; marketing and promotion of $14,001; general and administrative expenses of $19,088; transfer agent and filing fees of $695; rent of $6,519; and $469 for telephone expenses; and a gain of $6,000 for recovery of previously written down receivables.

Expenses for the year ended December 31, 2002 were $109,226 for consulting fees to Messrs. Hardesty, Lambert and Lawson; professional accounting and legal fees of $46,186; general and administrative expenses of $1,671; transfer agent and filing fees of $563; rent of $1,200; travel costs of $3,357; website development cots of $5,000; and $1,223 for telephone expenses; $7,000 for write down of receivables; and $139,133 for estimated litigation settlement, and a gain of $9,102 in write off of accounts payable.

Expenses for the prior three years were $350,889 for consulting; $46,673 for marketing and investor relations; professional accounting and legal fees of $109,601; general and administrative expenses of $60,993; $26,369 for miscellaneous salaries; transfer agent and filing fees of $15,646; rent of $37,585; travel costs of $211,516; website development cots of $13,678; and $40,280 for telephone expenses. Operating capital was advanced to the Company through loans, private placements and shares issued for service debt.

Net Loss.  For the period from January 1, 2004 to December 31, 2004, the Company recorded a loss from operations totalling $106,512 for the year.  When combined with the write down of gas well development costs of $186,000, the total loss for the year was $292,512.  The total net loss since incorporation through to December 31, 2004, was $4,217,240.

Liquidity and Capital Resources.

Certain management and business associates have advanced a total of $42,161 as loans to the Company to cover operating costs during 2004.  Shares were issued for services totaling $60,000 and advances made during 2004 totaling $240,000.  As of December 31, 2004, the working capital deficiency was $362,499.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations.  As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2004.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $362,499 at December 31, 2004.  The Company is pursuing private placements and debt financing to fund business development and settled the outstanding advances payable of $242,161 and a majority of the accounts payable of $208,675 at December 31, 2004 by conversion to private placement shares.  In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company intends to make one specific commitment for Capital Expenditures.  During 2005, the Company intends to construct a pipeline from its Bourbon County leasehold lands, where it has drilled several wells, to a natural gas distribution delivery point, location yet to be finalized.  The anticipated budget for this Capital Expenditure is approximately $300,000.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

         ACCOUNTING AND FINANCIAL DISCLOSURE

1.   Previous independent accountants

(i)  Effective March 28, 2005, Litewave Corp. ("Litewave") confirmed with its auditors, Morgan & Company ("Morgan"), that Morgan would no longer be representing Litewave as its accountants.  As of that date, Litewave dismissed Morgan as its auditors.

(ii) Morgan last reported on Litewave's financial statements as of December 31, 2003 and 2002.  The audit reports of Morgan on Litewave's financial statements for the fiscal years ending December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph describing for a going concern uncertainty.

(iii)     The change of independent accountants was ratified by the Board of Directors of Litewave on March 24, 2005.

(iv) During Litewave's two previous fiscal years and the subsequent interim period through March 28, 2005, there were no disagreements with Morgan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Morgan's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report as discussed in Item 304(a)(1)(iv) of Regulation S-B.

2.   New independent accountants

Litewave has engaged Telford Sadovnick, P.L.L.C., Certified Public Accountants as its new independent accountant on March 28, 2005. Prior to March 28, 2005, Litewave had not consulted with Telford Sadovnick regarding (I) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Litewave's consolidated financial statements, and no written report or oral advice was provided to Litewave by Telford Sadovnick concluding there was an important factor to be considered by Litewave in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(2) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(2) of Regulation S-B.

3.   Litewave requested that Morgan furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated March 28, 2005, is filed as Exhibit 16.2 to the Form 8-K.

ITEM 8A. CONTROLS AND PROCEDURES

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

INFORMATION RELATING TO THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The purpose of the Audit Committee is to assist the Board of Directors in the oversight of the integrity of the consolidated financial statements of the Company, the Company's compliance with legal and regulatory matters, the independent auditor's qualifications and independence, and the performance of the Company's independent auditors.

The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of the Company's accounting and financial reporting process and audits of the consolidated financial statements of the Company on behalf of the Board of Directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of the Company; reviews the proposed scope of such audit; reviews accounting and financial controls of the Company with the independent public accountants and financial accounting staff; and reviews and approves transactions between the Company and its directors, officers, and their affiliates.

At least one audit committee financial expert serving on its audit committee, Mr. Harvey Lawson, though that person is not independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the  Exchange Act.  Due to the limited number of Board Members, the entire board of directors is acting as a small business issuer's audit committee as specified in section 3(a)(58)(B) of the Exchange Act (15 U.S.C. 78c(a)(58)(B)).

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

Age: 59

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

Age: 57

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers, and persons who own more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon our review of the copies of such forms received during the fiscal year ended December 31, 2004, and written representations that no other reports were required, it is believed that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 10.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $75,000 of compensation in the fiscal year ended December 31, 2004, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month, increased by the Directors in October, 2000 to a rate of $9,000 per month, and amended by the Directors to a rate of $6,250 per month effective October 1, 2002.

Mr. Lawson was paid or due $6,000 in the fiscal year ended December 31, 2004, for management and consulting services.

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2002, 2003 and 2004 earned by our chief executive officer.  No executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2004.

                                        SUMMARY COMPENSATION TABLE

                                                             Long Term

                                                         Compensation Awards

Name and                             Other       Annual  Securities Underlying    All

Principal Position   Year  Salary($) Bonus($) Compensation($) options(#)

Compensation($)

Ian D. Lambert   (4) 2004   $ 75,000     --         --             nil              --

Harvey Lawson    (5) 2004   $  6,000     --         --             nil

--

Ian D. Lambert   (4) 2003   $ 75,000     --         --             nil              --

Harvey Lawson    (5) 2003   $  6,000     --         --             nil

--

Ian D. Lambert   (2) 2002   $ 99,750     --         --             nil              --

Michael Hardesty (1) 2002   $  3,476     --         --             nil              --

Harvey Lawson    (3) 2002   $  6,000     --         --             nil

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

B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan. There were no options granted as at December 31, 2000.  During 2001, a total of 2,295,000 options were granted to Directors, Employees and Consultants. During 2002, no options were granted to

Directors, Employees and Consultants. During 2003, a total of 550,000 options were granted to Directors, Employees and Consultants. During 2004, no options were granted to Directors, Employees and Consultants.

    Options Grants

The following table provides information on stock options granted to our chief executive officers during the fiscal year ended December 31, 2004.

               Number of            % of Total Options

            Securities Underlying    Granted to Employees  Exercise  Expiry

Name           Options Granted (#)       In Fiscal Year     Price     Date

There were no options granted in the last fiscal year.

C.  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND

    FISCAL YEAR-END OPTION/SAR VALUES

There were no options exercised in the last fiscal year.

                                     Number of                                  Value (1) of Unexercised

                             Securities Underlying                             in-the-money Options

Name                      Unexercised Options (#)                     at Fiscal Year End ($)

                             Exercisable   Unexercisable             Exercisable   Unexercisable

Ian Lambert                  400,000          -                             $0.00            -

Harvey Lawson             250,000

     -                                            $0.00            -

(1) Calculated based upon the closing price of our common stock as reported on the OTCBB on December 31, 2004 of $0.019 per share.

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

Pursuant to an agreement (the "Lambert Executive Employment Agreement") effective as at October 1, 1999 and amended October 1, 2000, 2002, and 2003, Ian Lambert, the Company's CEO, President and a Director, is employed by the Company and currently paid or accrued a monthly salary of $6,250.  The term of the Lambert Executive Employment Agreement will be for minimum increments of one year, subject to earlier termination as provided therein.  Currently, the Board has renewed the Lambert Executive Employment Agreement for the period from October 1, 2004 to December 31, 2005 at the rate of $75,000 per annum.

Pursuant to a proposed agreement (the "Lawson Employment Agreement") to be effective as at January 18, 2000, Harvey Lawson, the Company's CFO, Secretary/Treasurer and a Director, will be employed by the Company and paid a monthly salary of $500. The term of the Lawson Executive Employment Agreement will be for a minimum of one year, subject to earlier termination as provided therein.  Currently, the Board has renewed the Lawson Employment Agreement for the period from October 1, 2004 to December 31, 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

          MANAGEMENT

A.   Security ownership of certain beneficial owners.  The table below  identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business Company's voting securities as at December 31, 2004:

Title of                Name and address                           Amount and nature                    Percentage

class                  of beneficial                                     of beneficial                               of class (1)

                          Owner                                             ownership

Common     Ian Lambert

         5,207,000                                   8.98%

                 1220 Eastview Road

                 North Vancouver, B.C. V7J 1L6

Common     Harvey Lawson                                        1,900,000                                   3.28%

      464 Somerset Street

                  North Vancouver, B.C. V7N 1G3

(1)  Percentage of total 57,935,224 shares issued as at December 31, 2004

B.   Security ownership of management.  The table below sets forth the ownership by all directors and nominees, each of the named executive officers of the  Company, and all directors and executive officers of the Company as a group.

Title of                           Name and address                             Amount and nature                        Percentage

class                            of beneficial                                        of beneficial                                  of class

                                   Owner                                                ownership (1)                                (2)

Common       Ian Lambert (3)                                              6,707,000 common                             11.6%

                   1220 Eastview Road

                   North Vancouver, B.C. V7J 1L6

Common       Harvey Lawson (4)                                         2,425,000 common                               4.2%

                    464 Somerset Street

                    North Vancouver, B.C. V7N 1G3

Common       Edward Duncan (5)                                           750,000 common                              1.3%

                    6 Sullivans Quay, Cork, Cork, Eire

Common       All Officers and Directors

                    as a Group (three persons)                             9,882,000 common                             17.1%

(1)

Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated.  Except as otherwise indicated, each person may be reached through the Company at it offices.

2)

The percentages shown are calculated based upon 57,935,224 shares of common stock outstanding on April 14, 2005. The numbers and percentages shown include the shares of common stock actually owned as of April 14, 2005 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 14, 2005 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

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

Ian Lambert (CEO, President) and Harvey Lawson (CFO, Secretary/Treasurer) are currently the principal management of the business, and they own collectively 7,107,000 shares or 12.3% of the issued and outstanding stock.  The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favorable to the Company than terms expected to be negotiated with unrelated parties at arms length.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON

          FORM 8-K

(a) Exhibits

        Exhibit Number                         Description

16.2

  Letter regarding Change of Auditor

99.1          Chief Executive Officer's Certification

99.2          Chief Financial Officer's Certification

(b) Reports on Form 8-K

The Registrant filed a report on Form 8-K during the year dated March 29, 2005.

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

Exhibit 16.2   Letter from Morgan & Company to the Securities

               and Exchange Commission regarding change of

   auditor (6).

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

(6) Incorporated by reference to the Registrant's 8-K report,

filed March 29, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and 2003 by our principal accountant Telford Sadovnick, and their predecessor Morgan & Company, Chartered Accountants (2003), were as follows:

                                         2004                   2003

Audit Fees                            $ 12,614         $  4,660

Audit-Related Fees                $    600          $  1,200

Tax Fees                              $    -              $    -

All Other Fees                       $    -              $    -

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

All of the services provided by Telford Sadovnick and their predecessor Morgan & Company, Chartered Accountants, described above under the captions "Audit Fees," and were approved by our Audit Committee.

THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT UNDER PART II, ITEM 7:

Audited Financial Statements and notes thereto: Pages F-1 to F-19

LITEWAVE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Litewave Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Litewave Corp. (the “Company”) (An Exploration Stage Company) as at December 31, 2004, the related statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Litewave Corp. (An Exploration Stage Company) as at December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements as of and for the year ended December 31, 2003, and the cumulative data from June 30, 1989 (inception) to December 31, 2003, were audited by Morgan & Company, Chartered Accountants, and they expressed an unqualified opinion in their report dated April 6, 2004, but they have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

May 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Litewave Corp.

(An Exploration Stage Company)

We have audited the balance sheets of Litewave Corp. (an exploration stage company) as at December 31, 2003 and the statements of operations, cash flows, and stockholders’ deficiency for the year ended December 31, 2003, and for the period from inception, June 30, 1989, to December 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Litewave Corp. (an exploration stage company) as at December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003, and for the period from inception, June 30, 1989, to December 31, 2003, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Morgan & Company”

April 6, 2004

Chartered Accountants

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	December 31
	2004	2003

ASSETS

Current
Cash	$48,317	$272
Deposit with drilling contractor	50,000	-
Goods and Services Tax recoverable	1,333	1,328
	99,650	1,600

Natural Gas and Oil Properties
Unproved properties	246,000	186,000

	$345,650	$187,600

LIABILITIES

Current
Accounts payable and accrued liabilities	$208,675	$208,659
Advances payable	142,161	277,615
Loan and note payable	111,313	11,313
	462,149	497,587

Commitments (Note 10)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
57,935,224 common stock (2003 – 32,435,224)	57,935	32,435

Additional paid-in capital	3,856,806	3,582,306

Deficit Accumulated During The Exploration Stage	(4,031,240)	(3,924,728)
	(116,499)	(309,987)

	$345,650	$187,600

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2004	2003	2004

Expenses
Consulting	$82,615	$98,246	$2,321,161
Professional fees	9,205	21,669	374,869
Rent	6,519	3,404	52,710
Salaries and benefits	3,916	956	36,770
General and administrative	2,410	19,088	69,412
Permits and licenses	1,150	-	1,150
Marketing and promotion	1,000	14,001	71,563
Transfer agent and filing fees	653	695	24,782
Telephone and utilities	469	255	67,182
Foreign exchange (gain) loss	(1,425)	1,903	12,142
Website development	-	14,258	66,449
Travel	-	6,306	270,708
	106,512	180,781	3,368,898

Other Items
(Recovery) Write off of advances receivable	-	(6,000)	178,311
Write down of property and equipment	-	-	353,000
Provision for settlement of litigation	-	-	139,133
Write off of accounts payable	-	-	(9,102)
Write off of intellectual and property rights	-	-	1,000
		(6,000)	662,342

Net Loss For the Period	$(106,512)	$(174,781)	$4,031,240

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	45,185,224	25,301,292

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2004	2003	2004

Cash provided by (used in):

Operating Activities
Net loss for the period	$(106,512)	$(174,781)	$(4,031,240)
Items not involving cash:
Website development expenses paid by shares of common stock	-	24,500	56,900
Professional fees paid by shares of common stock	-	9,727	9,727
Consulting expenses paid by stock options and warrants	-	3,696	1,396,362
Write down of property and equipment	-	-	353,000
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Write off of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(9,102)
	(106,512)	(136,858)	(1,923,448)
Changes in non-cash operating working capital items:
(Increase) Decrease in receivables	(5)	536	(1,333)
(Increase) Decrease in prepaid development expense	-	-	46,800
Increase in accounts payable and accrued liabilities	90,016	11,419	664,028
	(16,501)	(124,903)	(1,213,953)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of property and equipment	-	-	(353,000)
Acquisition of intellectual and property rights	-	-	(1,000)
Deposit with drilling contractor	(50,000)		(50,000)
Acquisition of natural gas and oil properties	-	(115,000)	(115,000)
	(50,000)	(115,000)	(703,311)
Financing Activities
Advances payable	14,546	240,225	386,162
Loan proceeds	100,000		100,000
Bank indebtedness	-	(265)	-
Note payable	-	215	1,282,419
Issuance of common stock	-	-	197,000
	114,546	240,175	1,965,581

Change In Cash For The Period	48,045	272	48,317

Cash, Beginning Of Period	272	-	-

Cash, End Of Period	$48,317	$272	$48,317

(Cont

                                                                                                                        LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

(Stated in U.S. Dollars)

Period From
June 30
Year Ended			1989 (Inception) To
December 31			December 31
	2004	2003	2003

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	-	-	-

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 12)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Stated in U.S. Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance from June 30, 1989 (Inception) to December 31, 1997	2,000,000	$2,000	$-	$(2,000)	$-

Stock issued for services	500,000	500	840	-	1,340
Net loss	-	-	-	(2,020)	(2,020)

Balance, December 31, 1998	2,500,000	2,500	840	(4,020)	(680)

Net loss	-	-	-	(1,064,085)	(1,064,085)

Balance, December 31, 1999	2,500,000	2,500	840	(1,068,105)	(1,064,765)

Stock issued on settlement of note payable	3,500,000	3,500	1,046,500	-	1,050,000
Net loss	-	-	-	(229,125)	(229,125)

Balance, December 31, 2000	6,000,000	6,000	1,047,340	(1,297,230)	(243,890)

Stock issued on settlements of note payable	1,000,000	1,000	184,000	-	185,000
Stock issued for settlement of accounts payable	2,090,974	2,091	332,904	-	334,995
Stock issued for services	260,000	260	40,140	-	40,400
Stock issued for prepaid services	820,000	820	48,380	-	49,200
Stock issued for donation	10,000	10	2,990	-	3,000
Stock issued for cash on exercise of warrants	300,000	300	74,700	-	75,000
Stock issued on settlement of amount due to related party	100,000	100	24,900	-	25,000
Stock issued for cash on private placement	240,000	240	119,760	-	120,000
Stock-based compensation expense	-	-	1,493,520	-	1,493,520
Net loss	-	-	-	(2,147,261)	(2,147,261)

Balance, December 31, 2001	10,820,974	10,821	3,368,634	(3,444,491)	(65,036)

Stock issued for settlement of accounts payable	325,000	325	24,015	-	24,340
Net loss	-	-	-	(305,456)	(305,456)

Balance, December 31, 2002	11,145,974	11,146	3,392,649	(3,749,947)	(346,152)

                     (Continued)

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

(Stated in U.S. Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2002	11,145,974	$11,146	$3,392,649	$(3,749,947)	$(346,152)

Stock cancelled and returned to treasury	(485,750)	(486)	(35,764)	-	(36,250)
Stock issued on settlement of notes payable	11,750,000	11,750	35,250	-	47,000
Stock issued for services	1,911,350	1,911	103,316	-	105,227
Stock issued on settlement of accounts payable	1,213,650	1,214	21,059	-	22,273
Stock issued on settlement of amount due to related party	6,900,000	6,900	62,100	-	69,000
Stock-based compensation expense	-	-	3,696	-	3,696
Net loss	-	-	-	(174,781)	(174,781)

Balance, December 31, 2003	32,435,224	32,435	3,582,306	(3,924,728)	(309,987)

Stock issued on settlement of notes payable	15,000,000	15,000	135,000	-	150,000
Stock issued on settlement of an assignment of an amount due from a related party	9,000,000	9,000	81,000	-	90,000
Stock issued on settlement of well maintenance costs	1,500,000	1,500	58,500	-	60,000
Net loss	-	-	-	(106,512)	(106,512)

Balance, December 31, 2004	57,935,224	$57,935	$3,856,806	$ (4,031,240)	$(116,499)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Litewave Corp. (“the Company”) was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc.  On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

The Company is considered an exploration stage company as it has not generated revenues from its operations.

2.

GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,031,240 for the period from June 30, 1989 (inception) to December 31, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

i)

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ii)

Natural Gas and Oil Properties

The Company utilizes the full cost method to account for its investment in natural gas and oil properties.  Under this method, all costs of acquisition, exploration and development of natural gas and oil reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs, and direct internal costs are capitalized as incurred.  Should the Company’s properties become productive, the cost of these natural gas and oil properties will be depleted and charged to operations using the unit of production method based on the ratio of current production to proved natural gas and oil reserves as estimated by independent engineering consultants.

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

Internal costs not directly associated with acquisition, exploration and development activities are expensed as incurred.  No internal costs are capitalized as of December 31, 2004.

iii)

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that an asset retirement obligation (“ARO”) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset.  The cost of the tangible asset, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the asset.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, insufficient information has been available for management to determine the Company’s asset retirement obligation, which primarily relates to the plugging and abandonment of its wells.  Accordingly, no liability has been recorded.

iv)

Environmental Protection and Reclamation Costs

The operations of the Company have been, and may in the future be affected from time to time in varying degrees by changes in environmental regulations, including those for future removal and site restorations costs.  Both the likelihood of new regulations and their overall effect upon the Company may vary from region to region and are not predictable.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against statements of operations as incurred or capitalized and amortized depending upon their future economic benefits.  The Company does not currently anticipate any material capital expenditures for environmental control facilities because all property holdings are at early stages of exploration.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

v)

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

vi)

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

vii)

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

viii)

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expenses (benefits) result from the net change during the period of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ix)

Stock-based Compensation

The Company has elected to follow the intrinsic value approach of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for its employee stock options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123  (“SFAS 123”), “Accounting for Stock-based Compensation”.  APB 25 provides that the compensation expense relative to the Company’s employee stock options and warrants is measured based on the intrinsic value of the stock option or warrant.  SFAS 123 permits companies to continue to follow APB 25 and provide pro-forma disclosure of the impact of applying the fair value method of SFAS 123.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

x)

Financial Instruments

The Company’s financial instruments consist of cash, deposits, taxes recoverable, accounts payable and accrued liabilities, advances payable and loan and note payable.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximates their carrying values.

xi)

Recent Accounting Pronouncements

a)

In November 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”.  The Company has determined that the adoption of SFAS 151 does not have an impact on its results of operations or financial position.

b)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”.  The Company has determined that the adoption of SFAS 153 does not have an impact on its results of operations or financial position.

c)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123”), “Share-Based Payment”.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The provisions of this Statement will be effective for the Company beginning January 1, 2007.

4.

NATURAL GAS AND OIL PROPERTIES

The non-producing unproved natural gas and oil properties consist of the following at December 31, 2004 and 2003:

	2004	2003

Acquisition costs
- Waterton Lakes	$20,000	$20,000

Exploration costs
Drilling and testing
- Bourbon County, Kansas	196,000	136,000
- Grant County, Oklahoma	30,000	30,000

Total costs	$246,000	$186,000

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

4.

NATURAL GAS AND OIL PROPERTIES (Continued)

i)

Waterton Lakes

On April 30, 2003, the Company entered into a purchase and sale agreement between the Company and Waterton Lakes Hotels (1956) Co. Ltd. (“Waterton Lakes”), a privately held corporation, for an interest in an natural gas and oil lease in Oklahoma, USA.  Under the terms of the agreement and for the consideration of a payment to Waterton Lakes of $20,000 made May 7, 2003, Waterton Lakes has assigned a working interest portion equal to 50% in an natural gas and oil property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4, and E ½ of SW ¼ of Section 31, Township 26 North, Range 13 West, Woods County, Oklahoma, USA.

ii)

Other

During 2003, the Company acquired net working interests, ranging from 6.6% to 50%, in certain natural gas and oil leasehold properties in Bourbon County, Kansas, Vernon County, Missouri and Grant County, Oklahoma by incurring expenditures on natural gas well drilling and testing costs.  In 2004, the Company completed an initial drilling and testing program on the Kansas properties.  At December 31, 2004, the properties remained non-producing pending completion of pipeline facilities.  In December 2004, the Company placed $50,000 on deposit with a drilling contractor for well-integration services planned for early 2005.

5.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at December 31, 2004 is $134,337 (2003 - $140,292) due to directors and to companies related by virtue of common ownership or common directors.

6.

LOAN AND NOTE PAYABLE

	2004	2003

i) Loan From Related Parties

On December 20, 2004, the Company entered into an agreement with two related corporations whereby the related corporations agreed to lend $200,000 to the Company. The amounts owing are secured by the Company’s interest in nine Kansas gas wells (Note 4(ii)) and bear interest at 4% per annum. Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells. The Company received $100,000 of the loan proceeds in December, 2004. The loan matures April 20, 2005.	$100,000	$-

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

6.

LOAN AND NOTE PAYABLE (Continued)

2004	2003

ii) Convertible Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. The note may be converted into common stock of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash.	11,313	11,313

	$111,313	$11,313

7.

COMMON STOCK

i)

Common Stock

a)

On April 28, 2004, the Company approved the issuance of 1,500,000 shares of common stock to its drilling contractor at a price of $0.04 per share for the labor component of oil and gas maintenance and related services totaling $60,000.  Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

b)

On December 30, 2004, the Company approved the issuance of 15,000,000 shares of common stock to seven parties converted at a price of $0.01, as conversion of notes payable owing in the total amount of $150,000.

c)

On December 30, 2004, the Company approved the issuance of 9,000,000 shares of common stock to six parties converted at a price of $0.01, as conversion of notes payable previously assigned from an amount owing to a director in the total amount of $90,000.

d)

On October 7, 2003, the Company approved the issuance of 825,000 shares of common stock to its drilling contractor at a price of $0.086 per share for drilling services totaling $71,000.  Shares of common stock issue for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

e)

On April 29, 2003, the Company approved the issuance of 700,000 restricted shares of common stock at a value of $0.035 per share for services rendered of $24,500.  The Company also approved the issuance of 100,000 restricted shares of common stock at a value of $0.02 per share for legal services rendered of $2,000.

f)

On April 16, 2003, the Company approved the issuance of 11,750,000 shares of common stock to six parties converted at a price of $0.005, as conversion of notes payable owing in the total amount of $47,000.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

7.

COMMON STOCK (Continued)

i)

Common Stock (Continued)

g)

On April 15, 2003, 485,750 common stock, previously issued for services to be performed, were surrendered to the Company for cancellation.

h)

On April 15, 2003, the Company approved the issuance of 6,900,000 restricted shares of common stock at a value of $0.01 per share to directors of the Company for settlement of accounts payable and services rendered of $69,000.  The Company also approved the issuance of 1,500,000 restricted stock of common stock at a value of $0.02 per share for settlement of accounts payable and legal services to be rendered of $30,000.

ii)

Warrants

The following is a summary of the warrant activity during the years ended December 31, 2004 and 2003:

	2004		2003
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	4,310,000	$0.18	4,457,224	$0.24

Granted	-	-	3,330,000	0.10
Cancelled/Expired	(200,000)	(0.07)	(3,477,224)	(0.18)

Outstanding, end of year	4,110,000	$0.18	4,310,000	$0.18

The following is a summary of the warrants outstanding at December 31, 2004:

Number Of Shares	Exercise Price	Expiry Date

260,000	$0.30	July 3, 2006
520,000	0.06	September 21, 2006
3,330,000	0.10	June 10, 2006

4,110,000

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

7.

COMMON STOCK (Continued)

iii)

Stock Options

The Company approved the 2000 Stock Option Plan (the “Plan”) for officers, employees and consultants of the Company.  The Company has reserved 3,000,000 shares of common stock of its unissued share capital for the Plan.  The Plan provides for vesting of options granted pro-rata over five months from the date of grant.

The exercise price of options granted under the Plan will be as follows:

a)

not less than the fair market value per common share at the date of grant;

b)

not less than 75% of the fair market value per common share at the date of grant for options granted to shareholders owning greater than 10% of the Company.

Options granted under the Plan that have vested will expire the earlier of:

a)

five years from the date of grant;

b)

five years from the date of grant for options granted to shareholders owning greater than 10% of the Company;

c)

the termination of the officer, employee or consultant upon cause;

d)

90 days after the termination of the officer, employee or consultant other than by cause, death or disability;

e)

one year after the date of termination of the officer, employee or consultant due to death or disability.

Options granted under the Plan that have not vested will expire the earlier of five years from the date of the grant and the date of termination of the officer, employee or consultant for any reason.

The following is a summary of the stock option activity during the years ended December 31, 2004 and 2003:

	2004		2003
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	1,700,000	$0.17	1,150,000	$0.20

Granted	-	-	550,000	0.10

Outstanding, end of year	1,700,000	$0.17	1,700,000	$0.17

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

7.

COMMON STOCK (Continued)

iii)

Stock Options (Continued)

The following is a summary of the status of stock options outstanding and exercisable at December 31, 2004:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

550,000	$0.10	3.7 years
600,000	0.10	1.3 years
350,000	0.275	1.1 years
200,000	0.37	1.2 years

1,700,000

iv)

Stock-based Compensation

The Company recognizes compensation expense for stock options, common stock and other equity instruments issued to non-employees for services received based upon the fair value of the services or equity instruments issued, whichever is more reliably determined.  Stock compensation expense is recognized as earned, which is generally over the vesting period of the underlying option.

The Company also adopted FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, with respect to certain provisions applicable to new awards, options repricings, and changes in grantee status.  FIN 44 addresses practice issues related to the application of APB 25.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services”.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

7.

COMMON STOCK (Continued)

iv)

Stock-based Compensation (Continued)

The Company does not record any compensation expense related to options granted to its employees.  Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value based method at the grant date of stock options awarded to employees, the net loss and loss per share would have been increased to the pro-forma amounts indicated in the following table:

	2004	2003

Net loss, as reported	$(106,512)	$(174,781)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	-	(36,960)

Pro-forma net loss	$(106,512)	$(211,741)

Loss per share
Basic and diluted – as reported	$(0.01)	$(0.01)
Basic and diluted – pro-forma	$(0.01)	$(0.01)

The assumptions used in calculating the fair value of stock options and warrants granted using the Black-Scholes option pricing model are as follows:

2003

Risk-free interest rate	3.00%
Expected life of the options	3 years
Expected volatility	208.35%
Expected dividend yield	-

Total stock-based compensation recognized in the statement of operations during the year ended December 31, 2004 for stock-based payments to non-employees was $Nil (2003 - $3,696).

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

8.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2004	2003

Loss before income taxes	$(106,512)	$(174,781)

Income tax recovery at 34%	$36,214	$59,430
Unrecognized benefit of operating loss carry forwards	(36,214)	(59,430)

Income tax recovery	$-	$-

Significant components of the Company’s future tax assets, based on the statutory income tax rate of 34% (2003 – 34%), are as follows:

	2004	2003

Deferred income tax assets
Loss carry forwards	$1,368,214	$1,332,000
Valuation allowance	(1,368,214)	(1,332,000)

	$-	$-

The Company has approximately $4,031,000 (2003 - $3,917,000) of operating loss carry forwards which expire beginning in 2017.

The Company has provided a valuation allowance against its deferred income tax assets given that it is in the exploration stage and it is more likely than not that these benefits will not be realized.

9.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the year ended December 31, 2004, the Company paid or accrued $81,000 (2003 - $81,000) in consulting fees to directors and to a company related by a common director.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

9.

RELATED PARTY TRANSACTIONS (Continued)

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

10.

COMMITMENTS

i)

At December 31, 2004, the Company has future commitments consisting of renewed director employment agreements with two directors of the Company for annual salaries of $75,000 for one director and $6,000 for the other director until December 31, 2005.

ii)

The commitment for rent on the Company premises is on a month-to-month basis.

11.

PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement.  A provision for loss in the amount of the judgment was booked in the financial statements in 2002.

12.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended December 31, 2004, the following non-cash investing and financing activities occurred:

i)

The Company issued 15,000,000 shares of common stock on settlements of notes payable totalling $150,000.

ii)

The Company issued 9,000,000 shares of common stock on settlement of an assignment of an amount due to a related party totalling $90,000.

iii)

The Company issued 1,500,000 shares of common stock on settlement of well management and maintenance costs totaling $60,000.

During the year ended December 31, 2003, the following non-cash investing and financing activities occurred:

i)

The Company issued 11,750,000 shares of common stock on settlements of a portion of the note payable totalling $47,000.

ii)

The Company issued 1,213,650 shares of common stock on settlements of accounts payable totalling $22,273.

iii)

The Company issued 6,900,000 shares of common stock on settlement of an amount due to a related party totalling $69,000.

iv)

The Company issued 825,000 shares of common stock on settlement of drilling costs totaling $71,000; 700,000 shares of common stock for website consulting services totaling $24,500; and 386,350 shares of common stock for professional services totaling $9,727.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2004

13.

SUBSEQUENT EVENTS

i)

In January 2005, the Company received $100,000 under a loan agreement entered into in December 2004 (Note 6(i)).

ii)

The loans described in Note 6(i) matured in April 2005.  The Company is seeking an extension of the terms with the related corporations.  Given the nature of the relationship with the related corporations, the Company believes that an extension will be granted on reasonable terms.

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

Dated:      May 19, 2005

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

Dated:      May 19, 2005

By: /s/ Ian Lambert

    Ian Lambert

    Chief Executive Officer

Exhibit 31.2

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

Dated:      May 19, 2005

By: /s/ Harvey Lawson

    Harvey Lawson

    Chief Financial Officer

Exhibit 16.2

Morgan & Company

1488-700 West Georgia Street

P.O. Box 10007 Pacific Center

Vancouver, British Columbia

V7Y 1A1 Canada

March 28, 2005

Office of the Chief Accountant

Securities and Exchange Commission

450 West Fifth Street NW

Washington, DC

20549  USA

Ladies and Gentlemen:

RE:

LITEWAVE CORP.

COMMISSION FILE NO. 000-27713

We have read the statements about our firm included under Item 4 in the Form 8-K, dated March 28, 2005, of Litewave Corp. (the “Company”) filed with the Securities and Exchange Commission and are in agreement with the statements contained therein, except that (1) in reference to Item (a)(i), we are not in a position to agree or disagree with the Company’s statement that we confirmed that we would no longer be representing the Company as its accountants as no formal communication was received by us regarding the dismissal, and (2) in reference to Item (a)(iii), we are not in a position to confirm that the change was ratified by the Board of Directors of the Company on March 28, 2005 as no formal written communication  was received by us regarding the change.

For the most recent fiscal period of 2003, there has been no disagreement between Litewave Corp. and Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Morgan & Company would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

Yours truly,

“Morgan & Company”

Chartered Accountants

MORGAN & COMPANY

Chartered Accountants

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Litewave Corp. (the "Company") for the annual period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D. Lambert, Chief Executive Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C.  1350, as adopted pursuant to 906 of the

Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Ian D. Lambert

      Ian D. Lambert

      Chief Executive Officer

      May 19, 2005

EXHIBIT 32.2

                         CERTIFICATION PURSUANT TO

               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Litewave Corp. (the "Company") for the annual period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C.  1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Harvey Lawson

      Harvey Lawson

      Chief Financial Officer

      May 19, 2005