Form 10QSB
period 2005-03-31
LITEWAVE CORP
filed 2005-06-23
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

            SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

            period ended March 31, 2005

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

(Address of Principal Executive Offices)                           (Zip Code)

                      Issuer's Telephone Number

                            (604) 742-2522

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past

12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

As of March 31, 2005:  57,935,224 shares of common stock were outstanding.

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

            SIGNATURES

     PART I

ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	MARCH 31	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$241	$48,317
Deposit with drilling contractor	190,000	50,000
Goods and Services Tax recoverable	1,514	1,333
	191,755	99,650

Natural Gas and Oil Properties
Unproved properties	303,000	246,000

	$494,755	$345,650

LIABILITIES

Current
Accounts payable and accrued liabilities	$264,141	$208,675
Advances payable	167,691	142,161
Loans and note payable	211,313	111,313
	643,145	462,149

Commitments (Note 10)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
57,935,224 common stock	57,935	57,935

Additional paid-in capital	3,856,806	3,856,806

Deficit Accumulated During The Exploration Stage	(4,063,131)	(4,031,240)
	(148,390)	(116,499)

	$494,755	$345,650

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

			Period From
			June 30
	THREE MONTHS ENDED		1989 (Inception) To
	MARCH 31		March 31
	2005	2004	2005

Expenses
Consulting	$20,250	$21,865	$2,341,411
Professional fees	-	-	374,869
Rent	1,696	1,581	54,406
Salaries and benefits	-	-	36,770
General and administrative	2,931	699	72,343
Permits & Licenses	-	-	1,150
Marketing and promotion	373	1,000	71,936
Transfer agent and filing fees	493	58	25,275
Telephone and utilities	226	225	67,408
Foreign exchange (gain) loss	3,900	(1,424)	16,042
Website development	-	-	66,449
Interest Expense	2,022	-	2,022
Travel	-	-	270,708
	31,891	24,004	3,400,789

Other Items
(Recovery) Write off of advances receivable	-	-	178,311
Write down of property and equipment	-	-	353,000
Provision for settlement of litigation	-	-	139,133
Write off of accounts payable	-	-	(9,102)
Write off of intellectual and property rights	-	-	1,000
	-	-	662,342

Net Loss For the Period	$(31,891)	$(24,004)	$(4,063,131)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	57,935,224	32,435,224

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			Period From
			June 30
	THREE MONTHS ENDED		1989 (Inception) To
	MARCH 31		March 31
	2005	2004	2005

Cash provided by (used in):

Operating Activities
Net loss for the period	$(31,891)	$(24,004)	$(4,063,131)
Items not involving cash:
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write down of property and equipment	-	-	353,000
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Write off of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(9,102)
	(31,891)	(24,004)	(1,955,339)
Changes in non-cash operating working capital items:
(Increase) Decrease in receivables	(181)	(111)	(1,514)
(Increase) Decrease in prepaid development expense	-	-	46,800
Increase (Decrease) in accounts payable and accrued liabilities	55,466	(4,614)	719,494
	23,394	(28,729)	(1,190,559)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of property and equipment (pipeline)	(57,000)	-	(410,000)
Acquisition of intellectual and property rights	-	-	(1,000)
Deposit with drilling contractor	(140,000)	-	(190,000)
Acquisition of natural gas and oil properties	-	-	(115,000)
	(197,000)	-	(900,311)
Financing Activities
Advances payable	25,530	-	411,692
Loan proceeds	100,000	-	200,000
Note payable	-	28,517	1,282,419
Issuance of common stock	-	-	197,000
	125,530	28,517	2,091,111

Change In Cash For The Period	(48,076)	(212)	241

Cash, Beginning Of Period	48,317	272	-

Cash, End Of Period	$241	$60	$241

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

Period From
June 30
THREE MONTHS ENDED			1989 (Inception) To
March 31			March 31
	2004	2003	2005

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

(Unaudited)

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance from June 30, 1989 (Inception) to December 31, 1997	2,000,000	$2,000	$-	$(2,000)	$-

Stock issued for services	500,000	500	840	-	1,340
Net loss	-	-	-	(2,020)	(2,020)

Balance, December 31, 1998	2,500,000	2,500	840	(4,020)	(680)

Net loss	-	-	-	(1,064,085)	(1,064,085)

Balance, December 31, 1999	2,500,000	2,500	840	(1,068,105)	(1,064,765)

Stock issued on settlement of note payable	3,500,000	3,500	1,046,500	-	1,050,000
Net loss	-	-	-	(229,125)	(229,125)

Balance, December 31, 2000	6,000,000	6,000	1,047,340	(1,297,230)	(243,890)

Stock issued on settlements of note payable	1,000,000	1,000	184,000	-	185,000
Stock issued for settlement of accounts payable	2,090,974	2,091	332,904	-	334,995
Stock issued for services	260,000	260	40,140	-	40,400
Stock issued for prepaid services	820,000	820	48,380	-	49,200
Stock issued for donation	10,000	10	2,990	-	3,000
Stock issued for cash on exercise of warrants	300,000	300	74,700	-	75,000
Stock issued on settlement of amount due to related party	100,000	100	24,900	-	25,000
Stock issued for cash on private placement	240,000	240	119,760	-	120,000
Stock based compensation expense	-	-	1,493,520	-	1,493,520
Net loss	-	-	-	(2,147,261)	(2,147,261)

Balance, December 31, 2001	10,820,974	10,821	3,368,634	(3,444,491)	(65,036)

Stock issued for settlement of accounts payable	325,000	325	24,015	-	24,340
Net loss	-	-	-	(305,456)	(305,456)

Balance, December 31, 2002	11,145,974	11,146	3,392,649	(3,749,947)	(346,152)

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

(Unaudited)

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, December 31, 2002	11,145,974	$11,146	$3,392,649	$(3,749,947)	$(346,152)

Stock cancelled and returned to treasury	(485,750)	(486)	(35,764)	-	(36,250)
Stock issued on settlement of notes payable	11,750,000	11,750	35,250	-	47,000
Stock issued for services	1,911,350	1,911	103,316	-	105,227
Stock issued on settlement of accounts payable	1,213,650	1,214	21,059	-	22,273
Stock issued on settlement of amount due to related party	6,900,000	6,900	62,100	-	69,000
Stock based compensation expense	-	-	3,696	-	3,696
Net loss	-	-	-	(174,781)	(174,781)

Balance, December 31, 2003	32,435,224	32,435	3,582,306	(3,924,728)	(309,987)

Stock issued on settlement of notes payable	15,000,000	15,000	135,000	-	150,000
Stock issued on settlement of an assignment of an amount due from a related party	9,000,000	9,000	81,000	-	90,000
Stock issued on settlement of well maintenance costs	1,500,000	1,500	58,500	-	60,000
Net loss	-	-	-	(106,512)	(106,512)

Balance, December 31, 2004	57,935,224	57,935	3,856,806	(4,031,240)	(116,499)

Net loss for the period	-	-	-	(31,891)	(31,891)

Balance, March 31, 2005	57,935,224	$57,935	$3,856,806	$(4,063,131)	$(148,390)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of results for the entire year ending December 31, 2005.

2.

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

3.

GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,063,131 for the period from June 30, 1989 (inception) to March 31, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America.  The significant accounting policies adopted by the Company include:

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

5.

NATURAL GAS AND OIL PROPERTIES

The non-producing unproved natural gas and oil properties consist of the following at March 31, 2005 and December 2004:

	March 31 2005	December 31 2004

Acquisition costs
- Waterton Lakes	$20,000	$20,000

Exploration costs
Drilling and testing
- Bourbon County, Kansas	196,000	196,000
- Grant County, Oklahoma	30,000	30,000

Pipeline costs	57,000	-

Total costs	$303,000	$246,000

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

6.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at March 31, 2005 is $155,802 (December 31, 2004 - $134,337) due to directors and to companies related by virtue of common ownership or common directors.

7.

LOANS AND NOTE PAYABLE

	March 31 2005	December 31 2004

i) Loans From Related Parties

On December 20, 2004, the Company entered into an agreement with two related corporations whereby the related corporations agreed to lend $200,000 to the Company. The amounts owing are secured by the Company’s interest in nine Kansas gas wells and bear interest at 4% per annum. Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells. The Company received $100,000 of loan proceeds in each of December, 2004 and January 2005. The loans mature April 20, 2005.	$200,000	$100,000

ii) Convertible Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. The note may be converted into common stock of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash.	11,313	11,313

	$211,313	$111,313

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

(Stated in U.S. Dollars)

8.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

For the quarter ended March 31, 2005, the Company paid or accrued $20,250 (2004 - $20,250) in consulting fees to directors and to a company related by a common director.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

9.

COMMITMENTS

i)

At March 31, 2005, the Company has future commitments consisting of renewed director employment agreements with two directors of the Company for annual salaries of $75,000 for one director and $6,000 for the other director until December 31, 2005.

ii)

The commitment for rent on the Company premises is on a month-to-month basis.

10.

SUBSEQUENT EVENTS

The loan described in Note 7 matured in April, 2005.  The Company is seeking an extension of the terms.  Given the nature of the relationship with the related corporate lenders, the company believes that an extension will be granted on reasonable terms.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL

The Company is a exploration stage oil and gas company whose primary business during 2005 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas, Missouri and Oklahoma, in the United States.  The Bourbon County, Kansas proj ect encompasses approximately 2,895 acres of prospective frontier natural gas lands.  The Vernon County, Missouri project comprises leases for 974 acres.  The Woods County, Oklahoma project covers 157 acres.

The Company holds a 50 percent net working interest in its leases for all the lands and operates the projects, except the Grant County prospect.  The expiration dates for the leases range from dates in 2004 through 2006.  All of the leases may be extended upon the exercise of options on the leases, which requires a well be drilled by each specific due date.  For the years ending December 31, 2005 and 2006, no lease option payments due.

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

In order to sell the gas production, the Company has borrowed the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to main transmission lines, a distance of between six and twelve miles, at an estimated cost of construction of $175,000 to $200,000.

The supplementary pipeline construction project has been underway during the first and second quarters of 2005, and is within a few weeks of completion.  Upon completion, the supplementary pipeline shall be connected to the main gas gathering system operated by Bourbon County Pipeline LLC., with whom a Gas Purchase and Sales Contract has been executed as at April 14, 2005.

Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/7 interest in the 50% net working interest portion of Bourbon County, KS, and Vernon County, MO, oil and gas leasehold interests not acquired by the Company.

The Company participated in a natural gas drilling project on the Northeast Deer Creek Prospect, Grant County, OK.   The AFE cost was estimated at $396,000, with the Company participating for approximately an 6.6% net working interest after return of invested capital of $44,000. The initial well on the Deer Creek Prospect was drilled mid December 2003, testing the Oswego/Big Lime formation at a depth of 3,950 feet.  The Operator encountered oil, gas and water, and the well was fraced and tested to determine if production was possible. The test continued to produce enough oil with the water to continue the flow, with no effective improvement.  The well was subsequently shut in during March, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At March 31, 2005, the Company had a working capital deficiency of approximately $451,390 in Notes payable and current Accounts Payable.  Since that date, sufficient shareholder loans have been advanced to fund current operations.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

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

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $300,000 to over the next nine months to continue with the expansion of oil and natural gas properties and to repay loans received to build a supplementary pipeline to sell its natural gas. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all.  Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

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

The next phase of funding is anticipated to require approximately $300,000 depending upon pipeline construction completion scheduling and further drilling plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2005 to March 31, 2005, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2004.

Revenues.  The Company does not anticipate that revenue generating operations will commence until at least mid 2005.  No revenues were generated for the period January 1, 2005 to March 31, 2005, nor prior to that date.

Expenses.  For the period from January 1, 2005 to March 31, 2005, the Company incurred expenses of $20,250 for consulting fees to Messrs. Lambert and Lawson; marketing and promotion of $373; general and administrative expenses of $2,931; transfer agent and filing fees of $493; rent of $1,696; $2,022 in interest expense; and $226 for telephone expenses.

Expenses for the previous period ended March 31, 2004, were $20,250 for consulting fees to Messrs. Lambert and Lawson and $1,615 for other consulting services; marketing and promotion of $1,000; general and administrative expenses of $699; transfer agent and filing fees of $58; rent of $1,581; and $225 for telephone expenses.

Net Loss.  For the period from January 1, 2005 to March 31, 2005, the Company recorded a loss from operations totalling $31,891 year to date.  The total net loss since incorporation through to March 31, 2005, was $4,063,131.

Liquidity and Capital Resources.

Certain management, business associates and related parties have advanced a total of $167,691 as loans to the Company to cover operating costs and $ 200,000 to cover pipeline construction during 2004 and 2005.  As of March 31, 2005, the working capital deficiency was $451,390.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations.  As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2005.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $451,390 at March 31, 2005.  The Company is pursuing private placements to finance business development, repay pipeline construction loans of $200,000, and accounts payable of $264,141 at March 31, 2005, and is negotiating to  settle the outstanding advances payable of $167,691 by conversion to private placement shares.  In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company has made one specific commitment for Capital Expenditures.  By summer 2005, the Company intends to complete construction of a pipeline from its Bourbon County leasehold lands, where it has drilled several wells, to a natural gas distribution delivery point, location approximately 8 miles away.  The anticipated budget for this Capital Expenditure is $200,000.

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

ITEM 2.  CHANGES IN SECURITIES

During the period January 1, 2005 to March 31, 2005, the Company did not issue any shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

The Company has not implemented any procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit Number                         Description

31.1	Rule 13a-14a/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14a/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

   NONE

                              SIGNATURES

The following pages include the Signatures page for this Form 10-QSB, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the Company.

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

Dated: June 22, 2005

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

Dated: June 22, 2005

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

Dated: June 22, 2005

By: /s/ Harvey Lawson

    Harvey Lawson

    Chief Financial Officer

EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO

               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-QSB of Litewave Corp. (the "Company") for the three month period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D. Lambert, Chief Executive Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Ian D. Lambert

      Ian D. Lambert

      Chief Executive Officer

      June 22, 2005

EXHIBIT 32.2

                         CERTIFICATION PURSUANT TO

               18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

                    906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Litewave Corp. (the "Company") for the three month period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Harvey Lawson

      Harvey Lawson

      Chief Financial Officer

      June 22, 2005