Form 10QSB
period 2005-06-30
LITEWAVE CORP
filed 2005-08-23
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

            SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

            period ended June 30, 2005

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

                             YES [X]    NO [ ]

As of June 30, 2005:  57,935,224 shares of common stock were outstanding.

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

            SIGNATURES

     PART I

ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$213	$48,317
Deposit with drilling contractor	82,240	50,000
Goods and Services Tax recoverable	2,043	1,333
	84,496	99,650

Natural Gas and Oil Properties
Unproved properties	329,698	246,000

	$414,194	$345,650

LIABILITIES

Current
Accounts payable and accrued liabilities	$221,585	$208,675
Advances payable	196,173	142,161
Loans and note payable	211,313	111,313
	629,071	462,149

Contingencies And Commitments (Notes 3 and 10)

STOCKHOLDERS' DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
57,935,224 common stock	57,935	57,935

Additional paid-in capital	3,856,806	3,856,806

Deficit Accumulated During The Exploration Stage	(4,129,618)	(4,031,240)
	(214,877)	(116,499)

	$414,194	$345,650

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2005	2004	2005	2004	2005

Expenses
Consulting	$20,250	$20,250	$40,500	$42,115	$2,361,661
Professional fees	10,760	7,037	10,760	7,037	386,016
Rent	1,675	1,558	3,371	3,139	56,081
Salaries and benefits	-	-	-	-	36,770
General and administrative	1,913	2,028	3,556	2,730	72,967
Permits and licenses	-	-	-	-	1,150
Marketing and promotion	-	-	373	1,000	71,936
Transfer agent and filing fees	265	240	758	298	25,540
Telephone and utilities	224	-	450	225	67,632
Foreign exchange (gain) loss	(594)	-	3,305	(1,425)	15,061
Website development	-	-	-	-	66,449
Interest expense	1,994	-	4,016	-	4,016
Travel	-	-	1,289	-	271,997
	36,487	31,113	68,378	55,119	3,437,276

Other Write Downs And Provisions	-	-	-	-	662,342
Write Down Of Unproved Oil and Gas Properties	30,000	-	30,000	-	30,000

Net Loss For the Period	$(66,487)	$(31,113)	$(98,378)	$(55,119)	$(4,129,618)

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	57,935,224	33,185,224	57,935,224	33,185,224

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2005	2004	2005	2004	2005

Cash Provided By (Used In):

Operating Activities
Net loss for the period	$(66,487)	$(31,113)	$(98,378)	$(55,119)	$(4,129,618)
Items not involving cash:
Write off of oil and gas property	30,000	-	30,000	-	30,000
Other items not involving cash	-	-	-	-	2,107,792

Changes in non-cash operating working capital items:
(Increase) Decrease in receivables	(529)	374	(710)	264	(2,043)
(Increase) Decrease in prepaid development expense	-	-	-	-	46,800
Increase (Decrease) in accounts payable and accrued liabilities	(42,556)	8,808	12,910	4,194	676,938
	(79,572)	(21,931)	(56,178)	(50,661)	(1,270,131)
Investing Activities
Advances receivable	-	-	-	-	(184,311)
Acquisition of property and equipment (pipeline)	(56,698)	-	(113,698)	-	(466,698)
Acquisition of intellectual and property rights	-	-	-	-	(1,000)
Deposit with drilling contractor	107,760	-	(32,240)	-	(82,240)
Acquisition of natural gas and oil properties	-	-	-	-	(115,000)
	51,062	-	(145,938)	-	(849,249)
Financing Activities
Advances payable	28,482	21,897	54,012	50,415	440,174
Loan proceeds	-	-	100,000	-	200,000
Note payable	-	-	-	-	1,282,419
Issuance of common stock	-	-	-	-	197,000
	28,482	21,897	154,012	50,415	2,119,593

Change In Cash For The Period	(28)	(34)	(48,104)	(246)	213

Cash, Beginning Of Period	241	60	48,317	272	-

Cash, End Of Period	$213	$26	$213	$26	$213

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

PERIOD FROM
INCEPTION
JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2005	2004	2005	2004	2005

Cash Paid During The Period For
Interest expense	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY

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

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIENCY (Continued)

(Unaudited)

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, December 31, 2002	11,145,974	$11,146	$3,392,649	$(3,749,947)	$(346,152)

Stock cancelled and returned to treasury	(485,750)	(486)	(35,764)	-	(36,250)
Stock issued on settlement of notes payable	11,750,000	11,750	35,250	-	47,000
Stock issued for services	1,911,350	1,911	103,316	-	105,227
Stock issued on settlement of accounts payable	1,213,650	1,214	21,059	-	22,273
Stock issued on settlement of amount due to related party	6,900,000	6,900	62,100	-	69,000
Stock based compensation expense	-	-	3,696	-	3,696
Net loss	-	-	-	(174,781)	(174,781)

Balance, December 31, 2003	32,435,224	32,435	3,582,306	(3,924,728)	(309,987)

Stock issued on settlement of notes payable	15,000,000	15,000	135,000	-	150,000
Stock issued on settlement of an assignment of an amount due from a related party	9,000,000	9,000	81,000	-	90,000
Stock issued on settlement of well maintenance costs	1,500,000	1,500	58,500	-	60,000
Net loss	-	-	-	(106,512)	(106,512)

Balance, December 31, 2004	57,935,224	57,935	3,856,806	(4,031,240)	(116,499)

Net loss for the period	-	-	-	(98,378)	(98,378)

Balance, June 30, 2005	57,935,224	$57,935	$3,856,806	$(4,129,618)	$(214,877)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

1.

HISTORY AND ORGANIZATION OF THE COMPANY

Litewave Corp. ("the Company") was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc.  On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

The Company is considered an exploration stage company as it has not generated revenues from its operations

2.

BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 2004.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of results for the entire year ending December 31, 2005.

3.

GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,129,618 for the period from June 30, 1989 (inception) to June 30, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

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

ii)

Natural Gas and Oil Properties

The Company utilizes the full cost method to account for its investment in natural gas and oil properties.  Under this method, all costs of acquisition, exploration and development of natural gas and oil reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible development costs, and direct internal costs are capitalized as incurred.  Should the Company's properties become productive, the cost of these natural gas and oil properties will be depleted and charged to operations using the unit of production method based on the ratio of current production to proved natural gas and oil reserves as estimated by independent engineering consultants.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

5.

NATURAL GAS AND OIL PROPERTIES

The non-producing unproved natural gas and oil properties consist of the following at June 30, 2005 and December 2004:

	JUNE 30 2005	DECEMBER 31 2004

Acquisition costs
- Waterton Lakes	$20,000	$20,000

Exploration costs
Drilling and testing
- Bourbon County, Kansas	196,000	196,000
- Grant County, Oklahoma	-	30,000

Pipeline	113,698	-

Total costs	$329,698	$246,000

The Company's oil and gas interests in Kansas were leased by a drilling contractor on the Company's behalf.  Title to the leases will be delivered to the Company as the drilling and recovery program progresses.

During the quarter ended June 30, 2005, the Company determined that its Grant County, Oklahoma, unproved interests were unlikely to yield reserves and, accordingly, wrote off the carrying amount.

6.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at June 30, 2005 is $177,477 (December 31, 2004 - $134,337) due to directors and to companies related by virtue of common ownership or common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

7.

LOANS AND NOTE PAYABLE

	JUNE 30 2005	DECEMBER 31 2004

i) Loans From Related Parties

On December 20, 2004, the Company entered into an agreement with two related corporations whereby the related corporations agreed to lend $200,000 to the Company. The amounts owing are secured by the Company's interest in nine Kansas gas wells and bear interest at 4% per annum. Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells. The Company received $100,000 of loan proceeds in each of December, 2004 and January 2005. The loans mature April 20, 2005.	$200,000	$100,000

ii) Convertible Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. The note may be converted into common stock of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash.	11,313	11,313

	$211,313	$111,313

8.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

For the quarter ended June 30, 2005, the Company paid or accrued $20,250 (2004 - $20,250) in consulting fees to directors and to a company related by a common director.  As at June 30, 2005, total interest accrued on the loans from related parties is $4,016 (2004 - $Nil).

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

8.

RELATED PARTY TRANSACTIONS

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

9.

COMMITMENTS

i)

At June 30, 2005, the Company has commitments consisting of director employment agreements with two directors of the Company for annual salaries of $75,000 for one director and $6,000 for the other director until December 31, 2005.

ii)

The commitment for rent on the Company premises is on a month-to-month basis.

10.

SUBSEQUENT EVENTS

The loans described in Note 7 matured in April 2005.  The Company is seeking an extension of the terms.  Given the nature of the relationship with the related corporate lenders, the Company believes that an extension will be granted on reasonable terms.

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

The Company holds a 50 percent net working interest in its leases for all the lands and operates the projects, except the Grant County prospect.  The expiration dates for the leases range from dates in 2005 through 2006.  All of the leases may be extended upon the exercise of options on the leases, which requires a well be drilled by each specific due date.  For the years ending December 31, 2005 and 2006, no lease option payments due.

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

If warranted following additional seismic evidence and if the necessary funding is available, the Company and Waterton Lakes plan to drill an initial exploratory gas well on the property to test the Hunton zone.  The drilling depth of the planned well is anticipated to be approximately 6,500 feet, and would be expected to be spudded during 2006.

Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/6 interest in the 50% net working interest portion of the Woods County, OK, leasehold interest maintained by Waterton Lakes.

Commencing in June, 2003, the Company acquired a 50% net working interest in approximately 1,130 acres of leasehold properties for natural gas exploration in Bourbon County, located in the eastern central area of Kansas, with coverage on 400 acres of leasehold properties extending into Vernon County, Missouri. The Company has drilled nine shallow gas wells up to September 30, 2003, and a further two shallow gas wells during 2005, on a portion of its leasehold property in Bourbon County, Kansas.  A total of eleven wells have been tested with sustainable daily production volumes ranging from 15,000 to 75,000 cubic feet per day.  The wells were drilled by way of a fixed price contract with McGown Drilling Inc. of Mound City, KS, at the rate of approximately $12,000 per completed well.

Since September 30, 2003, the Company has acquired a 50% net working interest in a further approximately 1,765 acres in the Bourbon County, KS, and approximately 574 acres in the Vernon County, MO, area.

In order to sell the gas production, the Company has borrowed the necessary funding to complete and implement a supplementary pipeline to carry the natural gas from its leasehold properties to main transmission lines, a distance of between six and twelve miles, at a cost of construction of approximately $350,000.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At June 30, 2005, the Company had a working capital deficiency of approximately $544,575 in Notes payable and current Accounts Payable.  Since that date, sufficient shareholder loans have been advanced to fund current operations.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

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

The following discussion and analysis explains the financial condition for the period from January 1, 2005 to June 30, 2005, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2004.

Revenues.  The Company does not anticipate that revenue generating operations will commence until at least mid 2005.  No revenues were generated for the period January 1, 2005 to June 30, 2005, nor prior to that date.

Expenses.  For the period from January 1, 2005 to June 30, 2005, the Company incurred expenses of $40,500 for consulting fees to Messrs. Lambert and Lawson; marketing and promotion of $373; general and administrative expenses of $3,556; transfer agent and filing fees of $758; professional fees of $10,760; rent of $3,371; $4,016 in interest expense; and $450 for telephone expenses.

Expenses for the previous period ended June 30, 2004, were $40,500 for consulting fees primarily to Messrs. Lambert and Lawson and $1,615 for other consulting services; marketing and promotion of $1,000; general and administrative expenses of $2,730; transfer agent and filing fees of $298; professional fees of $7,037; rent of $3,139; and $225 for telephone expenses.

Net Loss.  For the period from January 1, 2005 to June 30, 2005, the Company recorded a loss from operations totalling $98,378 year to date, including a write-down of unproved oil & gas properties of $30,000.  The total net loss since incorporation through to June 30, 2005, was $4,129,618.

Liquidity and Capital Resources.

Certain management, business associates and related parties have advanced a total of $196,173, with notes payable of $211,313 advanced as loans to the Company to cover operating costs and $ 200,000 to cover pipeline construction during 2004 and 2005.  As of June 30, 2005, the working capital deficiency was $544,575.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations.  As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2005.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $544,575 at June 30, 2005.  The Company is pursuing private placements to finance business development, repay pipeline construction loans of $200,000, and accounts payable of $221,585 at June 30, 2005, and is negotiating to  settle the outstanding advances payable of $196,173 by conversion to private placement shares.  In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

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

This Report contains statements that constitute "forward-looking statements."  These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms.

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

ITEM 2.  CHANGES IN SECURITIES

During the period January 1, 2005 to June 30, 2005, the Company did not issue any shares of common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5.  OTHER INFORMATION

The Company has not implemented any procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number                         Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: August 22, 2005

By: /s/ Ian Lambert

    Ian Lambert

    President, Chief Executive Officer, Director

    /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Ian Lambert, President, Chief Executive Officer and Director of Litewave Corp. ("Company"), certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Litewave Corp.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.    The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

        a.    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to us by other within those entities, particularly during the period in which this report is being prepared;

        b.    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

        c.    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

        d.    Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the this fiscal quarter that has materially affected, or is reasonably likely to materially affect, small business issuer's internal control over financial reporting; and

5.    The other certifying directors and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

        a.    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data; and

         b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting; and

Date: August 22, 2005

/s/ Ian Lambert

    Ian Lambert

    President, Chief Executive Officer, Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, provides the following certification.

     I, Harvey Lawson, Secretary/Treasurer, Chief Financial Officer and Director of Litewave Corp. ("Company"), certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Litewave Corp.;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.    The other certifying directors and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

        a.    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to us by other within those entities, particularly during the period in which this report is being prepared;

        b.    Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

        c.    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

        d.    Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the this fiscal quarter that has materially affected, or is reasonably likely to materially affect, small business issuer's internal control over financial reporting; and

5.    The other certifying directors and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

        a.    All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data; and

         b.    Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting; and

Date: August 22, 2005

  /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 32.1

                           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-QSB of Litewave Corp. (the "Company") for the six month period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D. Lambert, Chief Executive Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Ian D. Lambert

      Ian D. Lambert

      Chief Executive Officer

      August 22, 2005

Exhibit 32.2

                           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Litewave Corp. (the "Company") for the six month period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Harvey Lawson

      Harvey Lawson

      Chief Financial Officer

      August 22, 2005