Form 10QSB
period 2005-09-30
LITEWAVE CORP
filed 2005-12-01
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

                    period ended September 30, 2005

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

Issuer's Telephone Number

 (604) 742-2522

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]    NO [ ]

As of September 30, 2005:  63,021,890 shares of common stock were outstanding.

1

TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

  Part I.   Financial Information

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

            SIGNATURES

2

PART I

ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS
 SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2005	2004

ASSETS

Current
Cash	$-	$48,317
Deposit with drilling contractor	-	50,000
Goods and Services Tax recoverable	2,383	1,333
	2,383	99,650

Natural Gas and Oil Properties
Unproved properties	663,794	246,000

	$666,177	$345,650

LIABILITIES

Current
Accounts payable and accrued liabilities	$332,502	$208,675
Advances payable	225,721	142,161
Loans and note payable	211,313	111,313
	769,536	462,149

Contingencies and Commitments (Notes 3 and 10)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
63,021,890 (December 31, 2004 57,935,224) common stock	63,022	57,935

Additional paid-in capital	4,004,319	3,856,806

Deficit Accumulated During The Exploration Stage	(4,170,700)	(4,031,240)
	(103,359)	(116,499)

	$666,177	$345,650

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1989 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Expenses
Consulting	$20,250	$21,750	$60,750	$62,364	$2,381,911
Professional fees	10,939	577	21,699	7,614	396,955
Rent	1,889	1,558	5,260	4,697	57,970
Salaries and benefits	-	1,154	-	1,154	36,770
General and administrative	1,596	2,167	4,944	4,897	74,563
Permits and licenses	-	-	-	-	1,150
Marketing and promotion	250	-	623	1,000	72,186
Transfer agent and filing fees	440	355	1,198	653	25,980
Telephone and utilities	252	-	701	225	67,884
Foreign exchange	2,524	-	5,830	(1,425)	17,585
Website development	-	-	-	-	66,449
Interest	2,229	-	6,245	-	6,245
Travel	713	-	2,210	-	272,710
	41,082	27,561	109,460	81,179	3,478,358

Other Write Downs And Provisions	-	-	-	-	662,342
Write Down Of Unproved Oil and Gas Properties	-	-	30,000	-	30,000

Net Loss For the Period	$(41,082)	$(27,561)	$(139,460)	$(81,179)	$(4,170,700)

Basic And Diluted Loss Per Common Share	$(.000)	$(0.01)	$(.002)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	59,151,601	33,289,239	58,345,138	33,289,239

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			PERIOD FROM
			JUNE 30 1989
	NINE MONTHS ENDED		(INCEPTION) TO
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005

Cash provided by (used in):

Operating Activities
Net loss for the period	$(139,460)	$(81,179)	$(4,170,700)
Items not involving cash:
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write down of property and equipment	-	-	353,000
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Write off of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(9,102)
Write off of oil and gas property	30,000	-	30,000

Changes in non-cash operating working capital items:
(Increase) Decrease in receivables	(1,050)	126	(2,383)
(Increase) Decrease in prepaid development expense	-	-	46,800
Increase in accounts payable and accrued liabilities	123,827	7,314	787,855
	13,317	(73,739)	(1,200,636)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of property and equipment	-	-	(353,000)
Acquisition of intellectual and property rights	-	-	(1,000)
Acquisition of natural gas and oil properties	(245,194)	-	(410,194)
	(245,194)	-	(948,505)
Financing Activities
Advances payable	83,560	73,461	469,722
Loan proceeds	100,000		200,000
Note payable	-	-	1,282,419
Issuance of common stock	-	-	197,000
	183,560	73,461	2,149,141

Change In Cash For The Period	(48,317)	(278)	-

Cash, Beginning Of Period	48,317	272	-

Cash, End Of Period	$-	$(6)	$-

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

PERIOD FROM
INCEPTION
JUNE 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1989 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004	2005

Cash Paid During The Period For
Interest expense	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

Non-cash investing and financing transactions:

During the quarter ended September 30, 2005, the Company issued 5,086,666 shares of common stock as settlement for well maintenance costs of $152,600.

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

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

(Unaudited)

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	EXPLORATION
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

Balance, December 31, 2002	11,145,974	$11,146	$3,392,649	$(3,749,947)	$(346,152)

Stock cancelled and returned to treasury	(485,750)	(486)	(35,764)	-	(36,250)
Stock issued on settlement of notes payable	11,750,000	11,750	35,250	-	47,000
Stock issued for services	1,911,350	1,911	103,316	-	105,227
Stock issued on settlement of accounts payable	1,213,650	1,214	21,059	-	22,273
Stock issued on settlement of amount due to related party	6,900,000	6,900	62,100	-	69,000
Stock based compensation expense	-	-	3,696	-	3,696
Net loss	-	-	-	(174,781)	(174,781)

Balance, December 31, 2003	32,435,224	32,435	3,582,306	(3,924,728)	(309,987)

Stock issued on settlement of notes payable	15,000,000	15,000	135,000	-	150,000
Stock issued on settlement of an assignment of an amount due from a related party	9,000,000	9,000	81,000	-	90,000
Stock issued on settlement of well maintenance costs	1,500,000	1,500	58,500	-	60,000
Net loss	-	-	-	(106,512)	(106,512)

Balance, December 31, 2004	57,935,224	57,935	3,856,806	(4,031,240)	(116,499)

Stock issued on settlement of well maintenance costs	5,086,666	5,087	147,513	-	152,600
Net loss	-	-	-	(139,460)	(139,460)

Balance, September 30, 2005	63,021,890	$63,022	$4,004,319	$(4,170,700)	$(103,359)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

2.

BASIS OF PRESENTATION

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of results for the entire year ending December 31, 2005.

3.

GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,170,700 for the period from June 30, 1989 (inception) to September 30, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

5.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at September 30, 2005 and December 2004:

	SEPTEMBER 30 2005	DECEMBER 31 2004

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$20,000

Exploration costs
Drilling and testing
- Bourbon County, Kansas	302,100	196,000
- Grant County, Oklahoma	-	30,000

Pipeline under construction	301,394	-

Total costs	$663,794	$246,000

The Company’s oil and gas interests in Kansas were leased by a drilling contractor on the Company’s behalf.  Title to the leases will be delivered to the Company as the drilling and recovery program progresses.

During the quarter ended September 30, 2005, the Company decided to pay the drilling contractor $500 per month for each of 10 wells for care and maintenance.  Payments were made retro-active to spring 2004.  The well will remain under care and maintenance until a pipeline is completed.

During the nine month period ended September 30, 2005, the Company determined that its Grant County, Oklahoma, unproved interests were unlikely to yield reserves and, accordingly, wrote off the carrying amount.

6.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at September 30, 2005 is $225,721 (December 31, 2004 - $134,337) due to directors and to companies related common ownership or common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

7.

LOANS AND NOTE PAYABLE

	SEPTEMBER 30 2005	DECEMBER 31 2004

i) Loans From Related Parties

On December 20, 2004, the Company entered into an agreement with two related corporations whereby the related corporations agreed to lend $200,000 to the Company. The amounts owing are secured by the Company’s interest in nine Kansas gas wells and bear interest at 4% per annum. Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells. The Company received $100,000 of loan proceeds in each of December, 2004 and January 2005. The loans mature April 20, 2005. (Note 11)	$200,000	$100,000

ii) Convertible Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. The note may be converted into common stock of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash.	11,313	11,313

	$211,313	$111,313

8.

COMMON SHARES

On September 8, 2005, 5,086,666 common shares were issued on settlement of well maintenance costs totaling $152,600.  The amounts are in respect of certain oil and gas property interests.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

9.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related common ownership or common directors:

For the quarter ended September 30, 2005, the Company paid or accrued $20,250 (2004 - $20,250) in consulting fees to directors and to a company related by a common director.  As at September 30, 2005, total interest accrued on the loans from related parties is $6,032 (2004 - $Nil).

These transactions were in the normal course of operations and were measured at the exchange amount, which represented the amount of consideration established and agreed to by the related parties.

10.

COMMITMENTS

i)

At September 30, 2005, the Company has commitments consisting of director employment agreements with two directors of the Company for annual salaries of $75,000 for one director and $6,000 for the other director until December 31, 2005.

ii)

The commitment for rent on the Company premises is on a month-to-month basis.

11.

OTHER

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At September 30, 2005, the Company had a working capital deficiency of approximately $767,153, in Notes payable and current Accounts Payable.  Since that date, sufficient shareholder loans have been advanced to fund current operations.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

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

The following discussion and analysis explains the financial condition for the period from January 1, 2005 to September 30, 2005, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2004.

Revenues.  The Company does not anticipate that revenue generating operations will commence until at least mid 2005.  No revenues were generated for the period January 1, 2005 to September 30, 2005, nor prior to that date.

Expenses.  For the period from January 1, 2005 to September 30, 2005, the Company incurred expenses of $60,750 for consulting fees to Messrs. Lambert and Lawson; marketing and promotion of $623; general and administrative expenses of $4,944; transfer agent and filing fees of $1,198; professional fees of $21,699; rent of $5,260; $6,245 in interest expense; $2,210 for travel expenses; and $701 for telephone expenses.

Expenses for the previous period ended September 30, 2004, were $60,750 for consulting fees primarily to Messrs. Lambert and Lawson and $1,614 for other consulting services; marketing and promotion of $1,000; general and administrative expenses of $4,897; transfer agent and filing fees of $653; professional fees of $7,614; rent of $4,697; $1.154 for salaries and benefits; and $225 for telephone expenses.

Net Loss.  For the period from January 1, 2005 to September 30, 2005, the Company recorded a loss from operations totalling $139,460 year to date, including a write-down of unproved oil & gas properties of $30,000.  The total net loss since incorporation through to September 30, 2005, was $4,170,700.

Liquidity and Capital Resources.

Certain management, business associates and related parties have advanced a total of $225,721, with notes payable of $211,313 advanced as loans to the Company to cover operating costs including $ 200,000 to cover pipeline construction during 2004 and 2005.  As of September 30, 2005, the working capital deficiency was $767,153.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations.  As noted previously, the Company does not anticipate commencing revenue generating operations until the second half of 2005.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $767,153 at September 30, 2005.  The Company is pursuing private placements to finance business development, repay pipeline construction loans of $200,000, and accounts payable of $332,502 at September 30, 2005, and is negotiating to  settle the outstanding advances payable of $225,721 by conversion to private placement shares.  In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company has made one specific commitment for Capital Expenditures.  By the end of 2005, the Company intends to complete construction of a pipeline from its Bourbon County leasehold lands, where it has drilled several wells, to a natural gas distribution delivery point, location approximately 8 miles away.  The anticipated budget for this Capital Expenditure is $300,000.

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

ITEM 3.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our principal executive/financial officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").  Based on this evaluation, our principal executive/financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that the controls and procedures were effective in ensuring that information required to be disclosed in our SEC reports is accumulated and communicated to our management, including our principal executive/financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In addition, there were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the Evaluation Date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No material developments occurred during the period.

ITEM 2.  CHANGES IN SECURITIES

During the period January 1, 2005 to September 30, 2005, the Company issued 5,086,666 shares of common stock at a price of $0.03 per share in settlement of an outstanding account.

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

Dated: November 27, 2005

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

Dated: November 27, 2005

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

Dated: November 27, 2005

  /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 32.1

                           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-QSB of Litewave Corp. (the "Company") for the nine month period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian D. Lambert, Chief Executive Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Ian D. Lambert

      Ian D. Lambert

      Chief Executive Officer

      November 27, 2005

Exhibit 32.2

                           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Litewave Corp. (the "Company") for the nine month period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Chief Financial Officer of the Company, certify, to my best knowledge and belief, pursuant to 18 U.S.C.  1350, as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002, that:

(3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)); and (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Harvey Lawson

      Harvey Lawson

      Chief Financial Officer

      November 27, 2005