Form 10KSB
period 2005-12-31
LITEWAVE CORP
filed 2006-04-19
CIK 1096264

 U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the

        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2005

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

Common Stock

(Title of Class)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.                                 YES [X]  NO [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.                  [X]

The Issuer's operational revenues for its most recent fiscal year ending December 31, 2005 were $ Nil.  The Issuer's Common Shares outstanding at March 31, 2006 was 64,296,490.  The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2006 was $26,683,043 (based on 64,296,490 shares and on a closing price of $0.415).

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

The Company is a exploration stage oil and gas company whose primary business during 2005 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas, Missouri and Oklahoma, in the United States.  The Bourbon County, Kansas project encompasses approximately 2,905 acres of prospective frontier natural gas lands.  The Vernon County, Missouri project comprises leases for 974 acres.  The Woods County, Oklahoma project covers 157 acres.

The Company holds a 50 percent net working interest in its leases for all the lands and operates the projects.  The expiration dates for the leases range from dates in 2004 through 2006.  All of the leases may be extended upon the exercise of options on the leases, which requires a well be drilled by each specific due date, or a further annual lease payment made.  For the years ending December 31, 2005 no lease option payments were due.

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

Management deemed that this acquisition was not providing the value originally expected.  The Board of Directors has rescinded the TTI letter of intent and the Panier Asset Purchase Agreement on June 19, 2001, having decided not to proceed any further at this time.  In anticipation of this transaction, the Company had advanced $118,242 to Travel Ties. The Company wrote this off believing the amount to be uncollectable, as TTI is not operational any more.

As a result, Management had been looking for opportunities to establish revenue in other areas.  More recently, several lease agreements have been negotiated, and the Company has commenced oil and gas exploration and development activities.  All of the leasing, development and drilling work is undertaken by contractors.

B.  BUSINESS OF THE ISSUER

The Company is a development-stage company whose primary business since 2003 has been in the oil and gas industry, acquiring 50% networking interest in various leases and drilling or planning to drill natural gas wells in the States of Kansas, Missouri and Oklahoma, in the United States.  See Item 2. Description of Property - Disclosure of Oil & Gas Operations.

In addition, the Company participated in a natural gas drilling project on the Northeast Deer Creek Prospect, Grant County, OK.  The AFE cost was estimated at $396,000, with the Company participating for approximately an 6.6% net working interest after return of invested capital of $44,000. The initial well on the Deer Creek Prospect was drilled mid December 2003, testing the Oswego/Big Lime formation at a depth of 3,950 feet.  The Operator encountered oil, gas and water, and the well was fraced and tested to determine if production was possible.   After extensive testing, the well failed to become an economic producer.

From June through September 2003, the Company engaged McGown Drilling, Inc. to complete drilling a total of nine shallow gas wells to an average depth of approximately 400 feet on 5 groups of leases in Bourbon County, KS.  Four others were started but abandoned.  Since then, McGown Drilling has drilled another seven wells on leasehold property, with six being completed prior to December 31, 2005.

Operational sources of potential revenue include planned sales of natural gas from these shallow gas wells drilled in Bourbon County, Kansas, which commenced during 2006.  Management has completing the negotiation of a Gas Purchase Contract for delivery of natural gas from the wellhead to an established Buyer, Bourbon County Pipeline LLC. During 2005, the Company commenced the construction and installation of facilities and an eleven mile pipeline gathering system necessary and required to deliver gas to the Buyer.  The Buyer has agreed to accept delivery of gas in accordance with the provisions of the Contract, calling for payment of 70% of the total price received by the Buyer at their point of resale.

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

The Company's business development plan is initially focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects. To date, execution of the current business plan has largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.  As of December 31, 2005 we have spent approximately $629,492 on our Bourbon County, KS, and Woods County, OK prospects. The Company has written off its investment in the Grant County prospect.

Subsequent to year end, the Company announced that it has entered into an agreement with Arrandale Financial Corp. to acquire an 75% net revenue interest in the Roark Prospect, Steuben County, New York consisting of oil and gas leases covering approximately 885 net acres.

The terms of the deal call for the payment of $150,000 as reimbursement of lease acquisition costs and lease bonuses, and the issuance of 2 million restricted common shares of Litewave Corp.

The Roark Prospect is located three miles west of the Howard Field in western New York state, a 1937 discovery from the Devonian Oriskany Sandstone at 3400’.  The Howard Field has produced approximately 4.5 BCFG from ten wells, producing an average per well recovery of 4.5 MMCFG.  This region is within a strong gas market, located nearby transmission pipeline and storage facilities.

Litewave plans to drill an initial well targeting the Oriskany Sandstone on a large soil iodine anomaly that extends east and north of the Howard Field, near the point of intersection coincidental with the westward projection of the Howard Field.  Consulting Geologists indicate that the areal extent of the anomaly is approximately double that of the drilled extent of the Howard Field, so a target with potential in the range of 8 to 10 BCFG is anticipated.

Currently there are two full time employees and two part-time employees who are also officers of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.  Given that Litewave is still in the formative stages of this new business direction, if the Company is unable to obtain needed funds or generate anticipated revenues, it could be forced to curtail or cease its activities.

C.  RISK FACTORS

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors.

Our independent auditors have expressed a going concern opinion.

As a result of our lack of revenue and accumulated deficit of $4,228,695 at December 31, 2005, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We have had a limited operating history and have generated no revenues or earnings to date.  We cannot make any assurances that these trends will improve and that we will generate profits from operations. Our short operating history makes it difficult to predict our future financial results.  If we do not begin generating profits, the price of our common stock may suffer and our stockholders may not be able to recover their initial investment.

We may need additional capital with which to implement our business plan.

There is no agreement with any third party to provide such capital.  Based on current plans, it is anticipated that the Company may generate positive cash flow from natural gas sales in 2006.  Such revenue may not continue, however, and additional equity or debt financing may be required in order to continue  operations. In addition, if additional funding is required or it is determined appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on acceptable terms.  Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations, and financial condition, the result of which would be that stockholders could lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in the Company's ability to raise capital. Because operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to liquidity and continued operations.  Any reduction in ability to raise equity capital in the future could force the reallocation of funds from other planned uses which could have a significant negative effect on our business plans and operations, including the ability to continue current operations. If the stock price declines, the Company may not be able to raise additional capital or generate funds from operations sufficient to meet its obligations.

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

The Company and our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company sub-lets space located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US $500 per month on a month-to-month basis.  Head office is located at Suite 302, 1620 West 8th Avenue, Vancouver, B.C. Canada V6J 1V4 .  The rent for this space is CDN $700 per month, on a month-to-month basis.  Management believes that this space will be adequate for the foreseeable future.

DISCLOSURE OF OIL & GAS OPERATIONS

No estimate of natural gas reserves has been made for the fifteen potential production wells drilled on the shallow gas formation in Bourbon County, Kansas.

Ten of these wells have been placed into production to date, post year end, thus marketable production of natural gas has commenced though no gross or net production forecasts can be determined at this time.

The Company has the right to a 50 percent net working interest in seventeen leases covering a total of 4,026 undeveloped acres.  The Bourbon County, Kansas project encompasses 2,895 acres of prospective natural gas lands on 11 leases.  The Vernon County, Missouri project comprises 5 leases for 974 acres.  The Woods County, Oklahoma lease covers 157 acres.

Presently the Company has drilled sixteen wells in Bourbon County.  In late October 2003, Exact Engineering open-flow tested the nine wells drilled at the time, and determined that 5 were capable of sustained water free gas flow totaling 90 thousand cubic feet per day, two capable of an estimated 20 mcfpd which could not be measured due to associated water mixed with the gas, one which did not flow and one which had not yet been completed for production testing.

ITEM 3.  LEGAL PROCEEDINGS

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors are parties to any material legal proceeding and such persons know of no other material legal proceeding or litigation contemplated or threatened.  There are no judgments against the Company or its officers or directors other than as disclosed hereunder.  None of the officers or directors have been convicted of a felony or misdemeanor relating to securities or performance in corporate office.

On October 11, 2002, the District Court of the State of Idaho granted a judgment against the Company and Travel ties Inc. in favour of Recreational Sports and Imports, Inc. ("RS&I")in the amount of $139,133.25, ($120,000 plus costs) together with interest thereon at the rate of 7.25% per annum from the date thereof.

The Judgment arose from a claim by RS&I that they were made promises by Travel Ties Inc. that induced them to subscribe for $120,000 of common stock of Litewave Corp.  RS&I had subscribed for 240,000 shares of Litewave stock at $0.50 per share on May 16, 2001.  On February 2, 2002, the Company had renegotiated the private placement by RS&I to a price of $0.15.  Under the terms of the renegotiated private placement, the Company was to issue an additional 560,000 shares of common stock at $0.001 per share in order to modify the subscription price from $0.50 per share to $0.15 per share.  The revised subscription price approximated the discounted price of one share of restricted common stock that the Company believes it could have received had it had undertaken a financing of restricted stock on May 16, 2001.  Furthermore, the Company was required to issue a repayment guarantee to RS&I in the amount of $120,000 that was to become payable by May 31, 2003 provided the shares of common stock cannot were not purchased by current shareholders or third parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

Since October 20, 1998, the Company's stock has been listed for sale on the OTC Bulletin Board.  Pursuant the OTC Bulletin Board Eligibility Rule, the Company was delisted from the OTC Bulletin Board for non-compliance and quoted on the NASD "Pink Sheets" on December 16, 1999.  On September 1, 2000, the Company's securities were approved for re-listing on the OTC Bulletin Board. As of December 31, 2005 there were at least fourteen stock brokerage firms making a market in the Company's common stock.  The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:	High ask per share	Low bid per share
March 31, 2003	$ 0.02	$ 0.005
June 30, 2003	$ 0.21	$ 0.014
September 30, 2003	$ 0.18	$ 0.066
December 31, 2003	$ 0.09	$ 0.031

Quarter Ending:	High ask per share	Low bid per share
March 31, 2004	$ 0.05	$ 0.03
June 30, 2004	$ 0.25	$ 0.015
September 30, 2004	$ 0.35	$ 0.02
December 31, 2004	$ 0.028	$ 0.017

Quarter Ending:	High ask per share	Low bid per share
March 31, 2005	$ 0.028	$ 0.028
June 30, 2005	$ 0.017	$ 0.017
September 30, 2005	$ 0.03	$ 0.03
December 31, 2005	$ 0 .04	$ 0.039

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

B.  HOLDERS

There were approximately 300 holders of the Company's common stock as of December 31, 2005.  Three holders with a total of 6,668,000 shares are affiliates of the Company.

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

D. RECENT SALES OF UNREGISTERED SECURITIES

a)

On September 8, 2005 the Company approved the issuance of 5,086,666 shares of common stock to Douglas McGowan at a price of $0.03 per share for well maintenance costs totaling $152,600.  Shares of common stock issue for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company is a exploration stage oil and gas company whose primary business during 2003 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas, Missouri and Oklahoma, in the United States.  The Bourbon County, Kansas project encompasses approximately 2,905 acres of prospective frontier natural gas lands.  The Vernon County, Missouri project comprises leases for 974 acres.  The Woods County, Oklahoma project covers 157 acres.

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

Commencing in June, 2003, the Company acquired a 50% net working interest in approximately 2,895 acres of leasehold properties for natural gas exploration in Bourbon County, located in the eastern central area of Kansas, with coverage on 974 acres of leasehold properties extending into Vernon County, Missouri.

The Company has drilled sixteen shallow gas wells up to September 30, 2005 on a portion of its leasehold property in Bourbon County, Kansas.  A total of fifteen wells have been tested with sustainable daily production volumes totalling 150,000 cubic feet per day.  The wells were drilled by way of a fixed price contract with McGown Drilling Inc. of Mound City, KS, at the rate of $12,000 per completed well.

In order to sell the gas production, the Company acquired the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some eleven miles, at an estimated cost of construction of $350,000, of which $267,392 had been expended by year end.

Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/7 interest in the 50% net working interest portion of Bourbon County, KS, and Vernon County, MO, oil and gas leasehold interests not acquired by the Company.

The Company participated in a natural gas drilling project on the Northeast Deer Creek Prospect, Grant County, OK.   The AFE cost is estimated at $396,000, with the Company participating for approximately an 6.6% net working interest after return of invested capital of $44,000. The initial well on the Deer Creek Prospect was drilled mid December 2003, testing the Oswego/Big Lime formation at a depth of 3,950 feet.  The Operator encountered oil, gas and water, and the well was fraced and tested to determine if production was possible.   After extensive testing, the well failed to become an economic producer and the amount invested was written off.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At December 31, 2005, the Company had a working capital deficiency of approximately $582,798 in Loans, Notes payable and current Accounts Payable.  Since that date, sufficient shareholder loans have been advanced to fund current operations.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at December 31, 2005, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

As of the date of this filing, no natural gas sales have just commenced, but no revenue has been received by the Company.  Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $750,000 to over the next six months to continue with the expansion of oil and natural gas properties and to finance further acquisitions for the pursuit of oil and  natural gas production. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all.  Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

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

 - drilling initial well on the Roark County prospect

The next phase of funding is anticipated to require approximately $500,000 to $750,000, depending upon pipeline construction scheduling and further drilling plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2005 to December 31, 2005, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2005.

Revenues.  The Company does not anticipate that revenue generating operations will commence until at least mid 2005.  No revenues were generated for the period January 1, 2005 to December 31, 2005, nor prior to that date.

Expenses.  For the period from January 1, 2005 to December 31, 2005, the Company incurred expenses of $81,000 for consulting fees to Messrs. Lambert and Lawson and $4,858 for other consulting services; professional accounting and legal fees of $31,300; marketing and promotion of $623; general and administrative expenses of $1,271; transfer agent and filing fees of $1,398; rent of $6,545; travel costs of $5,110; interest charges of $28,536; and $873 for telephone expenses; and a write down of oil and gas properties of $30,000 pursuant to FSAB Statement No. 19.

Expenses.  For the period from January 1, 2004 to December 31, 2004, the Company incurred expenses of $81,000 for consulting fees to Messrs. Lambert and Lawson and $1,615 for other consulting services; professional accounting and legal fees of $9,205; marketing and promotion of $1000; general and administrative expenses of $2,410; transfer agent and filing fees of $653; rent of $6,519; and $469 for telephone expenses.

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

Net Loss.  For the period from January 1, 2005 to December 31, 2005, the Company recorded a loss from operations totalling $167,455 for the year.  When combined with the write down of gas well development costs of $30,000, the total loss for the year was $197,455.  The total net loss since incorporation through to December 31, 2005, was $4,228,695.

Liquidity and Capital Resources.

Certain management and business associates have advanced a total of $273,682 as loans to the Company to cover operating costs during 2005.  Shares were issued for services totaling $152,600.  As of December 31, 2005, the working capital deficiency was $582,798.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced revenue generating operations.  As noted previously, the Company does not anticipate commencing revenue generating operations until the second quarter of 2006.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $582,798 at December 31, 2005.  The Company is pursuing private placements and debt financing to fund business development and settled the outstanding advances payable of $273,682 and a majority of the accounts payable of $320,286 at December 31, 2005 by conversion to private placement shares.  In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company has made one specific commitment for Capital Expenditures.  During 2006, the Company intends to complete construction of the supplementary pipeline from its Bourbon County leasehold lands, where it has drilled several wells, to a natural gas distribution delivery point operated by Bourbon County Pipeline LLC.  The anticipated budget for this Capital Expenditure is approximately $100,000.  As well, the Company anticipates drilling an additional ten wells in Bourbon County and one well in Steuben County , with budgets yet to be finalized.

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

ITEM 8B.  OTHER INFORMATION.

None.

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

The following are the names, positions, and municipalities of residence and relevant backgrounds of current key personnel of the Company:

Ian Davidson Lambert: CEO, President, Director

Date Position Commenced: February 26, 1999

Term of Office: Annual

Address:  Suite 2403, 1415 West Georgia St., Vancouver, B.C. V6G 3C8

Age: 60

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

Age: 58

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

Age: 71

Experience: Director and Officer, Rampart Ventures Ltd. (mineral exploration) 2003 to present; Director, Trade Winds Ventures Inc.(mineral exploration) 2003 to present.  Retired lawyer.

Robert (Bob) Cairns: COO, Director

Date Position Commenced:  January 26, 2006

Term of Office: Annual

Address:, #206, 1906 Barclay St., Vancouver, BC Canada V6G 1L4

Age: 64

Experience: 35 years experience in petrochemical and oil and gas Engineering, recently including nine years with Terasen Gas Inc. as Lead Electrical and Instrumentation Engineer in the Central Engineering Department in Vancouver BC.  Projects managed include: Natural Gas Regulating Stations, Natural Gas for Vehicles (NGV) fuelling stations, Liquid Natural Gas (LNG) vaporization stations, Large Custody Transfer Gas Meter stations and Station grounding in a Cathodic Protection environment.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers, and persons who own more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon our review of the copies of such forms received during the fiscal year ended December 31, 2005, and written representations that no other reports were required, it is believed that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 10.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $75,000 of compensation in the fiscal year ended December 31, 2005, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month, increased by the and amended by the Directors to a rate of $6,250 per month effective October 1, 2002.  During 2006, Mr. Lambert, CEO, has agreed to an remuneration of $5,000 per month.

Mr. Lawson, CFO, was paid or due $6,000 in the fiscal year ended December 31, 2005, for management and consulting services.  During 2006, Mr. Lawson has agreed to an remuneration of $3,500 per month.

During 2006, Mr. Cairns, COO, has agreed to an remuneration of $5,000 per month.

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2003, 2004 and 2005 earned by our chief executive officer.  No executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long term compensation
Name and Principal Position	Year	Salary	Bonus	Other	Restricted	Options	All Other Compensation

Ian D. Lambert	2005	$75,000	-	-	-	-	-
Harvey Lawson	2005	$ 6,000	-	-	-	-	-

Ian D. Lambert	2004	$75,000	-	-	-	-	-
Harvey Lawson	2004	$ 6,000	-	-	-	-	-

Ian D. Lambert	2003	$75,000	-	-	-	-	-
Harvey Lawson	2003	$ 6,000	-	-	-	-	-

(1) Mr. Lambert was granted, on June 10, 2003, net exercise warrants to purchase 580,000 restricted common shares of the Company's stock at a purchase price of $0.10 per share, expiring June 10, 2006.

(2) Mr. Lawson was granted, on June 10, 2003, net exercise warrants to purchase 275,000 restricted common shares of the Company's stock at a purchase price of $0.10 per share, expiring June 10, 2006.

B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan. There were no options granted as at December 31, 2000.  During 2001, a total of 2,295,000 options were granted to Directors, Employees and Consultants. During 2002, no options were granted to Directors, Employees and Consultants. During 2003, a total of 550,000 options were granted to Directors, Employees and Consultants. During 2004, no options were granted to Directors, Employees and Consultants.  During 2005, a total of 1,700,000 options were granted to Directors, Employees and Consultants.

    Options Grants

The following table provides information on stock options granted to our chief executive officers during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Ian Lambert	600,000	35.3%	$0.03	September 14, 2010
Harvey Lawson	250,000	14.7%	$0.03	September 14, 2010

C.  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There were no options exercised in the last fiscal year.

Name	Number of Securities Underlying Unexercised Options (#)		Value (1) of Unexercised in-the-money Options at Fiscal Year End ($)
	Exercisable	Unexercisable	Exercisable	Unexercisable

Ian Lambert	1,000,000	-	$4,200	-
Harvey Lawson	500,000	-	$1,750	-

(1) Calculated based upon the closing price of our common stock as reported on the OTCBB on December 30, 2005 of $0.037 per share.

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

Pursuant to an agreement (the "Lambert Executive Employment Agreement") effective as at October 1, 1999 and amended October 1, 2000, 2002, and 2003, Ian Lambert, the Company's CEO, President and a Director, is employed by the Company and currently paid or accrued a monthly salary of $6,250.  The term of the Lambert Executive Employment Agreement will be for minimum increments of one year, subject to earlier termination as provided therein.  The Board renewed the Lambert Executive Employment Agreement for the period from October 1, 2004 to December 31, 2005 at the rate of $75,000 per annum.  During 2006, Mr. Lambert, CEO, has agreed to an remuneration of $5,000 per month.

Pursuant to an agreement (the "Lawson Employment Agreement") effective as at January 18, 2000, Harvey Lawson, the Company's CFO, Secretary/Treasurer and a Director, will be employed by the Company and paid a monthly salary of $500. The term of the Lawson Executive Employment Agreement will be for a minimum of one year, subject to earlier termination as provided therein.  Currently, the Board has renewed the Lawson Employment Agreement for the period from October 1, 2004 to December 31, 2005.  During 2006, Mr. Lawson, CFO, has agreed to an remuneration of $3,500 per month.

Pursuant to an agreement (the "Cairns Employment Agreement") effective as at January 28, 2006, Robert Cairns, the Company’s COO and a Director, has agreed to an remuneration of $5,000 per month.

The Company has enacted a policy whereby all other Directors are remunerated at the rate of $1,000 per month for Directors Fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.   Security ownership of certain beneficial owners.  The table below  identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business Company's voting securities as at December 31, 2005:

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percentage of class (1)

Common	Ian Lambert Suite 2403, 1415 West Georgia St. Vancouver, B.C. V6G 3C8	5,323,000	8.27%
Common	Harvey Lawson 464 Somerset Street North Vancouver, B.C. V7N 1G3	1,325,000	2.06%

(1)  Percentage of total 64,296,490 shares issued as at December 31, 2005

B.   Security ownership of management.  The table below sets forth the ownership by all directors and nominees, each of the named executive officers of the  Company, and all directors and executive officers of the Company as a group.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percentage of class (2)

Common	Ian Lambert (3) Suite 2403, 1415 West Georgia St. Vancouver, B.C. V6G 3C8	7,423,000 common	10.8%
Common	Harvey Lawson (4) 464 Somerset Street North Vancouver, B.C. V7N 1G3	2,100,000 common	3.1%
Common	Edward Duncan (5) 6 Sullivans Quay Cork, Cork, Eire	1,000,000 common	1.5%
Common	Robert Cairns (6) #206, 1906 Barclay St. Vancouver, B.C. Canada V6G 1L4	520,000 common	0.8%
Common	All Officers and Directors as a group (4 persons)	11,043,000 common	16.2%

(1)

Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated.  Except as otherwise indicated, each person may be reached through the Company at it offices.

2)

The percentages shown are calculated based upon 64,296,490 shares of common stock outstanding on April 14, 2005. The numbers and percentages shown include the shares of common stock actually owned as of April 13, 2006 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 13, 2006 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Represents 5,323,000 shares of common stock and vested options and warrants to acquire 2,100,000 shares of common stock.

(4)  Represents 1,1,325,000 shares of common stock and vested options and warrants  to acquire 775,000 shares of common stock.

(5)  Represents vested options and warrants to acquire 1,000,000 shares of common stock.

(6)  Represents 20,000 shares of common stock and vested options and warrants  to acquire 500,000 shares of common stock.

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

Ian Lambert (CEO, President), Robert Cairns (COO) and Harvey Lawson (CFO, Secretary/Treasurer) are currently the principal management of the business, and they own collectively 6,668,000 shares or 10.4% of the issued and outstanding stock.  The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favourable to the Company than terms expected to be negotiated with unrelated parties at arms length.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON

          FORM 8-K

(a) Exhibits

        Exhibit Number                         Description

16.2

    Letter regarding Change of Auditor

31.1          Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2          Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1          Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal years ended December 31, 2005 and 2004 by our principal auditor Telford Sadovnick PLLC, Certified Public Accountants, were as follows:

                                                2005             2004

Audit Fees                              $ 15,500    $  12,614

Audit-Related Fees                  $                $       600

Tax Fees                                $    -           $    -

All Other Fees                        $    -           $    -

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

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Litewave Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Litewave Corp. (the “Company”) (An Exploration Stage Company) as at December 31, 2005 and 2004, the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and from the period of inception on June 30, 1989 to December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the Company’s financial statements as of and for the year ended December 31, 2003, and the cumulative data from June 30, 1989 (inception) to December 31, 2003 in the statements of operations, stockholders’ equity (deficiency) and cash flows, which were audited by other auditors whose report, dated April 6, 2004, which expressed an unqualified opinion, has been furnished to us. Our opinion, insofar as it relates to the amounts included for cumulative data from June 30, 1989 (inception) to December 31, 2003, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Litewave Corp. (An Exploration Stage Company) as at December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended and from the period of inception on June 30, 1989 to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

April 13, 2006

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	December 31
	2005	2004

ASSETS

Current
Cash	$3,027	$48,317
Deposit with drilling contractor	-	50,000
Accounts receivable	16,383	-
Goods and Services Tax receivable	3,073	1,333
	22,483	99,650

Natural Gas and Oil Properties
Unproved properties	629,493	246,000

	$651,976	$345,650

LIABILITIES

Current
Accounts payable and accrued liabilities	$320,286	$208,675
Advances payable	273,682	142,161
Current portion of loans and note payable	11,313	111,313
	605,281	462,149
Long Term Portion Of Loans And Note Payable	208,049	-
	813,330	462,149
Commitments And Contractual Obligations (Note 12)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
63,021,890 common stock (2004 – 57,935,224)	63,022	57,935

Additional paid-in capital	4,004,319	3,856,806

Deficit Accumulated During The Exploration Stage	(4,228,695)	(4,031,240)
	(161,354)	(116,499)

	$651,976	$345,650

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2005	2004	2005

Expenses
Consulting	$85,858	$82,615	$2,407,019
Foreign exchange (gain) loss	5,941	(1,425)	18,083
General and administrative	1,271	2,410	70,683
Interest charges	28,536	-	28,536
Marketing and promotion	623	1,000	72,186
Permits and licenses	-	1,150	1,150
Professional fees	31,300	9,205	406,169
Rent	6,545	6,519	59,255
Salaries and benefits	-	3,916	36,770
Telephone and utilities	873	469	68,055
Transfer agent and filing fees	1,398	653	26,180
Travel	5,110	-	275,818
Website development	-	-	66,449
	167,455	106,512	3,536,353

Other Items
Write off of advances receivable	-	-	178,311
Write down of natural gas and oil properties	30,000	-	383,000
Provision for settlement of litigation	-	-	139,133
Write off of accounts payable	-	-	(9,102)
Write off of intellectual and property rights	-	-	1,000
	30,000	-	692,342

Net Loss For the Period	$(197,455)	$(106,512)	$(4,228,695)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	59,523,936	45,185,224

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2005	2004	2005

Cash provided by (used in):

Operating Activities
Net loss for the period	$(197,455)	$(106,512)	$(4,228,695)
Items not involving cash:
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Write off of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(9,102)
Write down of natural gas and oil properties	30,000	-	383,000
	(167,455)	(106,512)	(2,090,903)
Changes in non-cash operating working capital items:
(Increase) in Goods and Services Tax receivable	(1,740)	(5)	(3,073)
(Increase) in accounts receivable	(16,383)	-	(16,383)
Decrease in prepaid development expense	-	-	46,800
Increase in accounts payable and accrued liabilities	111,611	90,016	775,639
	(73,967)	(16,501)	(1,287,920)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of natural gas and oil property and equipment	-	-	(353,000)
Acquisition of intellectual and property rights	-	-	(1,000)
Exploration of natural gas and oil properties	(210,893)	(50,000)	(375,893)
	(210,893)	(50,000)	(914,204)
Financing Activities
Advances payable	131,521	14,546	517,683
Loan proceeds	108,049	100,000	208,049
Note payable	-	-	1,282,419
Issuance of common stock	-	-	197,000
	239,570	114,546	2,205,151

Change In Cash For The Period	(45,290)	48,045	3,027
Cash, Beginning Of Period	48,317	272	-

Cash, End Of Period	$3,027	$48,317	$3,027

(Continued)

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

(Stated in U.S. Dollars)

Period From
June 30
Year Ended			1989 (Inception) To
December 31			December 31
	2005	2004	2005

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	-	-	-

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 14)

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

           (Continued)

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY (Continued)

(Stated in U.S. Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2002	11,145,974	$11,146	$3,392,649	$(3,749,947)	$(346,152)

Stock cancelled and returned to treasury	(485,750)	(486)	(35,764)	-	(36,250)
Stock issued on settlement of notes payable	11,750,000	11,750	35,250	-	47,000
Stock issued on settlement of accounts payable	3,125,000	3,125	124,375	-	127,500
Stock issued on settlement of amount due to related party	6,900,000	6,900	62,100	-	69,000
Stock-based compensation expense	-	-	3,696	-	3,696
Net loss	-	-	-	(174,781)	(174,781)

Balance, December 31, 2003	32,435,224	32,435	3,582,306	(3,924,728)	(309,987)

Stock issued on settlement of notes payable	15,000,000	15,000	135,000	-	150,000
Stock issued on settlement of conversion of notes payable previously assigned from an amount owing to a director	9,000,000	9,000	81,000	-	90,000
Stock issued on settlement of well maintenance costs	1,500,000	1,500	58,500	-	60,000
Net loss	-	-	-	(106,512)	(106,512)

Balance, December 31, 2004	57,935,224	57,935	3,856,806	(4,031,240)	(116,499)

Stock issued on settlement of well maintenance costs	5,086,666	5,087	147,513	-	152,600
Net loss	-	-	-	(197,455)	(197,455)

Balance, December 31, 2005	63,021,890	$63,022	$4,004,319	$ (4,228,695)	$(161,354)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,228,695 for the period from June 30, 1989 (inception) to December 31, 2005, and has no revenue.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2005

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ii)

Natural Gas and Oil Properties

The Company utilizes the full cost method to account for its investment in natural gas and oil properties.  Under this method, all costs of acquisition and exploration of natural gas and oil reserves, including such costs as leasehold acquisition costs, geological expenditures, tangible and intangible exploration costs, and direct internal costs are capitalized as incurred.  Should the Company’s properties become productive, the cost of these natural gas and oil properties will be depleted and charged to operations using the unit of production method based on the ratio of current production to proved natural gas and oil reserves as estimated by independent engineering consultants.

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

Internal costs not directly associated with acquisition and exploration activities are expensed as incurred.

iii)

Asset Retirement Obligations

The Company has adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations”, which requires that asset retirement obligations (“ARO”) associated with the retirement of a tangible long-lived asset, including natural gas and oil properties, be recognized as liabilities in the period in which it is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated assets.  The cost of tangible long-lived assets, including the initially recognized ARO, is depleted, such that the cost of the ARO is recognized over the useful life of the assets.  The ARO is recorded at fair value, and accretion expense is recognized over time as the discounted are accreted to the expected settlement value.  The fair value of the ARO is measured using expected future cash flow, discounted at the Company’s credit-adjusted risk-free interest rate.  To date, insufficient information has been available for management to determine the Company’s asset retirement obligations, which primarily relates to the plugging and abandonment of its wells.  Accordingly, no liabilities have been recorded.

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

v)

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar.  Transaction amounts denominated in foreign currencies are translated at exchange rates prevailing at transaction dates.  Carrying values of monetary assets and liabilities are adjusted at each balance sheet date to reflect the exchange rate at that date.  Non-monetary assets and liabilities are translated at the exchange rate on the original transaction date.  Gains and losses from restatement of foreign currency monetary and non-monetary assets and liabilities are included in the statements of operations.  Revenues and expenses are translated at the rates of exchange prevailing on the dates such items are recognized in the statements of operations.

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

DECEMBER 31, 2005

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

x)

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, deposit with drilling contractor, Goods and Services tax receivable, accounts payable and accrued liabilities, advances payable and loans and note payable.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximates their carrying values.

xi)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At December 31, 2005, the Company had not completed the purchase of its natural gas and oil assets, and, accordingly, had no overproduced imbalances.

xii)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) – “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.

xiii)

Comprehensive Income (Loss)

SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements.  Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources.  To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss).

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

4.

RECENT ACCOUNTING PRONOUNCEMENTS

a)

Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 47 – “Accounting for Conditional Asset Retirement Obligations” in March 2005.  FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not expect this guidance to have a material impact on its financial statements.

b)

In November 2005, FASB issued Staff Position No. FAS 115-1 – “The Meeting of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”).  FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements.  FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted.  The Company has determined that the adoption of FSP 115-1 does not have an impact on its result of operations or financial position.

c)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123 (revised 2004)”), “Share-Based Payment”.  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  The Statement replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”.  The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2007.  The Company has determined that the adoption of SFAS 123 (revised 2004) does not have an impact on its results of operations or financial position.

d)

In November 31, 2004, FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”.  The adoption of SFAS 151 does not have an impact on the Company’s results of operations or financial position.

e)

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Non-monetary Assets – an amendment of APB Opinion No. 29”. The Company has determined that the adoption of SFAS 153 does not have an impact on the Company’s results of operations or financial position.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

5.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at December 31, 2005 and 2004:

	2005	2004

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$20,000

Exploration costs
Drilling and testing
- Bourbon County, Kansas	302,100	196,000
- Grant County, Oklahoma	-	30,000

Pipeline under construction	267,393	-

Total costs	$629,493	$246,000

i)

Waterton Lakes

On April 30, 2003, the Company entered into a purchase and sale agreement between the Company and Waterton Lakes Hotels (1956) Co. Ltd. (“Waterton Lakes”), a privately held corporation, for an interest in an natural gas and oil lease in Oklahoma, USA.  Under the terms of the agreement and for the consideration of a payment to Waterton Lakes of $20,000 made May 7, 2003, Waterton Lakes has assigned a working interest portion equal to 50% in a natural gas and oil property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4, and E ½ of SW ¼ of Section 31, Township 26 North, Range 13 West, Woods County, Oklahoma, USA.

ii)

Bourbon County, Kansas

The Company’s oil and gas interests in Kansas were leased by a drilling contractor on the Company’s behalf.  Title to the leases will be delivered to the Company as the drilling and recovery program progresses.  During 2003, the Company acquired net working interests, ranging from 6.6% to 50%, in certain natural gas and oil leasehold properties in Bourbon County, Kansas, and Vernon County, Missouri, by incurring expenditures on natural gas well drilling and testing costs.  In 2004, the Company completed an initial drilling and testing program on the Kansas properties.  At December 31, 2004, the properties remained non-producing pending completion of pipeline facilities.  In December 2004, the Company placed $50,000 on deposit with a drilling contractor for well-integration services planned for early 2005.  The $50,000 deposit was capitalized during the year ended December 31, 2005.

During the year ended December 31, 2005, the Company decided to pay the drilling contractor $500 per month for each of 10 wells for care and maintenance.  Payments were made retro-active to spring 2004.  The well will remain under care and maintenance until a pipeline is completed.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

5.

NATURAL GAS AND OIL PROPERTIES (Continued)

iii)

Grant County, Oklahoma

During the year ended December 31, 2005, the Company determined that its Grant County, Oklahoma, unproved interests were unlikely to yield reserves and, accordingly, wrote off the carrying amount.

iv)

The Company acquired the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some eleven miles, at an estimated cost of construction of $350,000, of which $267,393 had been expended by year end.

6.

NATURAL GAS AND OIL EXPLORATION RISK

a)

Exploration Risk

The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves. Substantially all of its production is sold under various terms and arrangements at prevailing market prices. Prices for natural gas and oil are subject to fluctuations in response to changes in supply, market uncertainty and a variety of other factors beyond its control. Other factors that have a direct bearing on the Company’s prospects are uncertainties inherent in estimating natural gas and oil reserves and future hydrocarbon production and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

b)

Distribution Risk

The Company is dependent on the operator to market any oil production from its wells and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect.  It relies on the operator’s ability and expertise in the industry to successfully market the same. Prices at which the operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the operator. The Company and the operator believe any oil produced can be readily sold to a number of local buyers.

7.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at December 31, 2005 is $238,306 (2004 - $134,337) due to directors and to companies related by virtue of common ownership or common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

8.

LOANS AND NOTE PAYABLE

	2005	2004

i) Loans From Related Parties

On December 20, 2004, the Company entered into an agreement with two related corporations whereby the related corporations agreed to lend $200,000 to the Company.  The amounts owing are secured by the Company’s interest in nine Kansas gas wells (Note 5(ii)) and bear interest at 4% per annum and are due on April 15, 2005.  The Company received $100,000 of the loan proceeds in December 2004, and the remaining $100,000 in early January 2005.

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$208,049	$100,000

ii) Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. The note was convertible into common stock of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash. This convertible feature expired in 2002.	11,313	11,313
	219,362	111,313
Less: Current portion	11,313	111,313

	$208,049	$-

9.

COMMON STOCK

i)

Common Stock

a)

On September 8, 2005, 5,086,666 common shares were issued on settlement of well maintenance costs totaling $152,600.  The amounts are in respect of certain natural gas and oil property interests.

b)

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

DECEMBER 31, 2005

9.

COMMON STOCK (Continued)

i)

Common Stock (Continued)

c)

On December 30, 2004, the Company approved the issuance of 15,000,000 shares of common stock to seven parties converted at a price of $0.01, as conversion of notes payable owing in the total amount of $150,000.

d)

On December 30, 2004, the Company approved the issuance of 9,000,000 shares of common stock to six parties converted at a price of $0.01, as conversion of notes payable previously assigned from an amount owing to a director in the total amount of $90,000.

e)

On October 7, 2003, the Company approved the issuance of 825,000 shares of common stock to its drilling contractor at a price of $0.086 per share for drilling services totaling $71,000.  Shares of common stock issue for other than cash have been assigned amounts equivalent to the fair value of the services or assets received in exchange.

f)

On April 29, 2003, the Company approved the issuance of 700,000 restricted shares of common stock at a value of $0.035 per share for services rendered of $24,500.  The Company also approved the issuance of 100,000 restricted shares of common stock at a value of $0.02 per share for legal services rendered of $2,000.

g)

On April 16, 2003, the Company approved the issuance of 11,750,000 shares of common stock to six parties converted at a price of $0.004, as conversion of notes payable owing in the total amount of $47,000.

h)

On April 15, 2003, 485,750 common stock, previously issued, in the amount of $36,250, for services to be performed, were surrendered to the Company for cancellation.

i)

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

ii)

Warrants

The following is a summary of the warrant activity during the years ended December 31, 2005 and 2004:

	2005		2004
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	4,110,000	$0.18	4,310,000	$0.18

Cancelled/Expired	-	-	(200,000)	(0.07)

Outstanding, end of year	4,110,000	$0.18	4,110,000	$0.18

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

9.

COMMON STOCK (Continued)

ii)

Warrants (Continued)

The following is a summary of the warrants outstanding at December 31, 2005:

Number Of Shares	Exercise Price	Expiry Date

260,000	$0.30	July 3, 2006
520,000	0.06	September 21, 2006
3,330,000	0.10	June 10, 2006

4,110,000

iii)

Stock Options

The Company approved the 2000 Stock Option Plan (the “Plan”) for directors, employees and consultants of the Company.  The Company has reserved 3,000,000 shares of common stock of its unissued share capital for the Plan.  The Plan provides for vesting of options granted pro-rata over five months from the date of grant.

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

9.

COMMON STOCK (Continued)

iii)

Stock Options (Continued)

The following is a summary of the stock option activity during the years ended December 31, 2005 and 2004:

	2005		2004
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	1,700,000	$0.17	1,700,000	$0.17

Granted	1,700,000	0.03	-	-
Expired	(500,000)	(0.20)	-	-

Outstanding, end of year	2,900,000	$0.08	1,700,000	$0.17

The following is a summary of the status of stock options outstanding and exercisable at December 31, 2005:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

900,000	$0.10	0.93 years
350,000	0.275	0.08 years
1,650,000	0.03	4.70 years

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

DECEMBER 31, 2005

9.

COMMON STOCK (Continued)

iv)

Stock-Based Compensation (Continued)

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

The Company does not record any compensation expense related to options granted to its employees.  Had compensation cost for the Company’s stock-based compensation plans been determined using the fair value based method at the grant date of stock options awarded to employees, the net loss and loss per share would have been increased to the pro-forma amounts indicated in the following table:

	2005	2004

Net loss, as reported	$(197,455)	$(106,512)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(39,000)	-

Pro-forma net loss	$(236,455)	$(106,512)

Loss per share
Basic and diluted – as reported	$(0.00)	$(0.00)
Basic and diluted – pro-forma	$(0.00)	$(0.00)

The assumptions used in calculating the fair value of stock options and warrants granted using the Black-Scholes option pricing model are as follows:

2005

Risk-free interest rate	3.20%
Expected life of the options	3 years
Expected volatility	132.72%
Expected dividend yield	-

Total stock-based compensation recognized in the statement of operations during the year ended December 31, 2005 was $Nil (2004 - $Nil).

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

10.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2005	2004

Loss before income taxes	$(197,455)	$(106,512)

Income tax recovery at 34% (estimated)	$67,000	$36,000
Unrecognized benefit of operating loss carry forwards	(67,000)	(36,000)

Income tax recovery	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2005	2004

Operating loss carryforwards	$3,845,695	$3,678,240
Natural gas and oil properties	383,000	353,000
	4,228,695	4,031,240
Statutory tax rate	34%	34%

Deferred income tax asset	1,438,800	1,368,214
Valuation allowance	(1,438,800)	(1,368,214)

Net deferred tax assets	$-	$-

The Company has approximately $3,845,695 (2004 - $3,678,240) of operating loss carry forwards which expire beginning in 2017.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

11.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

i)

During the year ended December 31, 2005, the Company paid or accrued $81,000 (2004 - $81,000) in consulting fees to directors and to a company related by a common director.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

11.

RELATED PARTY TRANSACTIONS (Continued)

ii)

Subsequent to the year end, the following commitments were entered into regarding directors of the Company:

a)

$5,000 per month to the CEO effective January 1, 2006; $4,000 pertains to management fees and $1,000 to directors’ fees;

b)

$5,000 per month to the COO effective January 16, 2006; $4,000 pertains to management fees and $1,000 to directors’ fees;

c)

$3,500 per month to the CFO effective January 1, 2006; $2,500 pertains to accounting fees and $1,000 to directors’ fees;

d)

$1,000 per month to a director effective January 16, 2006; this amount pertains to directors’ fees.

The term of these commitments are one year, to be reviewed annually.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

12.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The commitment for rent on the Company premises, in the amount of $750 per month, is on a month-to-month basis.

13.

PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement.  The financial statements for December 31, 2005 have reflected the cost of the judgment in the cumulative data.

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended December 31, 2005, the following non-cash investing and financing activities occurred:

i)

The Company issued 5,086,666 shares of common stock on settlement of accounts payable totaling $152,600.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2005

14.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Continued)

During the year ended December 31, 2004, the following non-cash investing and financing activities occurred:

i)

The Company issued 15,000,000 shares of common stock on settlement of notes payable totalling $150,000.

ii)

The Company issued 9,000,000 shares of common stock on settlement of an assignment of an amount due to a related party totalling $90,000.

iii)

The Company issued 1,500,000 shares of common stock on settlement of well management and maintenance costs totaling $60,000.

15.

SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2005 that were not disclosed elsewhere in the financial statements:

i)

Investor relations contracts to promote the Company’s stock, during 2006, to European investors totaling $234,500 were executed subsequent to December 31, 2005.  $45,000 was paid in the form of 300,000 common stock of the Company, and $189,500 in cash.

ii)

Stock options to purchase up to 850,000 common stock of the Company at $0.04 per share were granted to directors and employees on January 26, 2006 pursuant to the terms and conditions of the Litewave Corp. 2000 Stock Option Plan.  Management of the Company intends to increase the number of shares reserve for the 2000 Stock Option Plan to 4,000,000.

iii)

The Company announced that it has entered into an agreement with Arrandale Financial Corp. to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York, consisting of oil and gas leases covering approximately 885 net acres.  The terms of the deal call for the payment of $150,000 as reimbursement of lease acquisition costs and lease bonuses, and the issuance of 2 million restricted common shares.

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

Dated:      April 13, 2006

By: /s/ Ian Lambert

    Ian Lambert

    President, Chief Executive Officer, Director

    /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Ian Lambert, President, Chief Executive Officer, and Director of Litewave Corp. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Litewave Corp.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other certifying directors and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fiscal year that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.	The other certifying directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: April 13, 2006	/s/ Ian Lambert
Ian Lambert, President, CEO and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended,  provides the following certification.

     I, Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director of Litewave Corp. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-KSB of Litewave Corp.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.	The other certifying directors and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

a.  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this report is being prepared;

b.  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles.

c.  Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

d.  Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fiscal year that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.	The other certifying directors and I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

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

Date: April 13, 2006	/s/ Harvey Lawson
Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of LITEWAVE CORP. on Form 10-KSB for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert, President, CEO and Director

April 13, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of LITEWAVE CORP. on Form 10-KSB for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, CFO and Director

April 13, 2006

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