Form 10QSB
period 2006-05-12
LITEWAVE CORP
filed 2006-05-15
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

period ended March 31, 2006

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

                             YES [X]    NO [ ]

As of March 31, 2006:  64,549,323 shares of common stock were outstanding.

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

            SIGNATURES

PART I

ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2006

(Stated in U.S. Dollars)

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	March 31	December 31
	2006	2005

ASSETS

Current
Cash	$253,261	$3,027
Accounts receivable	75,494	16,383
Goods and Services Tax receivable	3,860	3,073
Prepaid expenses	50,000	-
	382,615	22,483

Natural Gas and Oil Properties
Unproved properties	679,459	629,493

	$1,062,074	$651,976

LIABILITIES

Current
Accounts payable and accrued liabilities	$269,953	$320,286
Advances payable	291,159	273,682
Current portion of loans and note payable	11,313	11,313
	572,425	605,281

Long Term Portion Of Loans And Note Payable	210,049	208,049
	782,474	813,330
Commitments And Contractual Obligations (Note 9)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
64,549,323 common stock (December 31, 2005 – 63,021,890)	64,549	63,022

Additional paid-in capital	4,460,449 517,000	4,004,319 -
Share Subscriptions Received
Deficit Accumulated During The Exploration Stage	(4,762,398)	(4,228,695)
	279,600	(161,354)

	$1,062,074	$651,976

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

			Cumulative
			Period From
			June 30
	Three Month Period Ended		1989 (Inception) To
	March 31		March 31
	2006	2005	2006

Expenses
Consulting	47,500	20,250	2,454,519
Foreign exchange (gain) loss	(305)	3,900	17,778
General and administrative	1,560	2,931	72,243
Interest charges	4,571	2,022	33,107
Marketing and promotion	186,000	373	258,186
Permits and licenses	-	-	1,150
Professional fees	10,571	-	416,740
Rent	1,974	1,696	61,229
Salaries and benefits	-	-	36,770
Stock based compensation	292,500	-	292,500
Telephone and utilities	1,237	226	69,292
Transfer agent and filing fees	1,055	493	27,235
Travel	7,109	-	282,927
Website development	-	-	66,449
	553,772	31,891	4,090,125

Loss Before the Following Items	553,772	31,891	4,090,125

Other Items
Incidental revenue from gas sales (net)	(20,069)		(20,069)
Write off of advances receivable	-	-	178,311
Write down of natural gas and oil properties	-	-	383,000
Provision for settlement of litigation	-	-	139,133
Write off of accounts payable	-	-	(9,102)
Write off of intellectual and property rights	-	-	1,000
	(20,069)	-	672,273

Net Loss For the Period	$(533,703)	$(31,891)	$(4,762,398)

Basic And Diluted Loss Per Common Share Outstanding	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	63,538,800	57,935,224

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			Cumulative
			Period From
			June 30
	Three Month Period Ended		1989 (Inception) To
	March 31		March 31
	2006	2005	2006

Cash provided by (used in):

Operating Activities
Net loss for the period	$(533,703)	$(31,891)	$(4,762,398)
Items not involving cash:
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
Investor relations expenses paid by shares of common stock	45,000		45,000
General and administrative expenses paid by shares of common stock	-	-	3,000
Write off of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(9,102)
Write down of natural gas and oil properties	-	-	383,000
Stock based compensation	292,500	-	292,500
	(196,203)	(31,891)	(2,287,106)
Changes in non-cash operating working capital items:
(Increase) in Goods and Services Tax receivable	(787)	-	(3,860)
(Increase) in accounts receivable	(59,111)	(181)	(75,494)
(Increase) in prepaid expenses	(50,000)	-	(50,000)
Decrease in prepaid development expense	-	-	46,800
Increase in accounts payable and accrued liabilities	17,824	55,466	793,463
	(288,277)	23,394	(1,576,197)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of natural gas and oil property and equipment	-	(57,000)	(353,000)
Acquisition of intellectual and property rights	-	-	(1,000)
Deposit with drilling contractor	-	(140,000)	-
Exploration of natural gas and oil properties	(49,966)	-	(425,859)
	(49,966)	(197,000)	(964,170)
Financing Activities
Advances payable (repaid)	17,477	25,530	535,160
Loan proceeds	2,000	100,000	210,049
Note payable	-	-	1,282,419
Share subscriptions received	517,000	-	517,000
Issuance of common stock	52,000	-	249,000

	588,477	125,530	2,793,628

Continued

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			Cumulative
			Period From
			June 30
Three Month Period Ended			1989 (Inception) To
March 31			March 31
	2006	2005	2006

Change In Cash For The Period	$250,234	$(48,076)	$253,261

Cash, Beginning Of Period	3,027	48,317	-

Cash, End Of Period	$253,261	$241	$253,261

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2005.  The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005, has been omitted.  The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

Litewave Corp. (“the Company”) was organized on June 30, 1989, under the laws of the State of Nevada, as Homefront Safety Services of Nevada, Inc.  On April 26, 1999, the Company changed its name from Homefront Safety Services of Nevada, Inc. to Litewave Corp.

The Company is considered an exploration stage company engaged in the exploration for and production of natural gas and oil in the United States.

2.

GOING CONCERN

These financial statements have been prepared in conformity with generally accepted accounting principles in the United State of America with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business rather than through a process of forced liquidation.

As shown in the accompanying financial statements, the Company has incurred a net loss of $4,762,398 for the period from June 30, 1989 (inception) to March 31, 2006.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

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

ii)

Stock-Based Compensation

Effective December 15, 2005, the Company adopted the fair value method of accounting for stock based compensation in accordance with FASB 123R, ”Share Based Payment”, on a prospective basis.  Prior to December 15, 2005, the Company accounted for stock based employee and director compensation in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations.  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.

iii)

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

4.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at March 31 2006 and December 31, 2005:

	March 31	December 31
	2006	2005

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$60,000

Exploration costs
Drilling and testing
- Bourbon County, Kansas	302,100	302,100
		-
Pipeline, (completed); (December 31, 2005 – under construction)	317,359	267,393

Total costs	$679,459	$629,423

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

During the year ended December 31, 2005, the Company decided to pay the drilling contractor $500 per month for each of 10 wells for care and maintenance.  Payments were made retro-active to spring 2004.  The well remain under care and maintenance.  During the three month period ended March 31, 2006 the Company completed the pipeline construction.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

5.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at March 31, 2006 is $204,012 (December 31, 2005 - $238,306) due to directors and to companies related by virtue of common ownership or common directors.

6.

LOANS AND NOTE PAYABLE

	March 31	December 31
	2006	2005

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

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$210,049	$208,049

ii) Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. The note was convertible into common stock of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash. This convertible feature expired in 2002.	11,313	11,313
	221,362	219,362
Less: Current portion	11,313	11,313

	$210,049	$208,049

7.

COMMON STOCK

i)

Common Stock

a)

On March 21, 2006, 252,433 common shares were issued on settlement of well maintenance costs totaling $68,157.  The amounts are in respect of certain natural gas and oil property interests.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

7.

COMMON STOCK (Continued)

i)

Common Stock (Continued)

b)

On February 22, 2006, the Company issued 300,000 shares of common stock pursuant to investor relations contracts.  Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services received in exchange being $45,000.

c)

During the period ended March 31, 2006 975,000 stock options were exercised at various prices ranging from $0.03 to $0.10 resulting in the Company receiving on aggregate $52,000.

ii)

Warrants

The following is a summary of the warrant activity during the period ended March 31, 2006 and the year ended December 31, 2005:

	March 31, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	4,110,000	$0.18	4,110,000	$0.18

Cancelled/Expired	-	-	-	-

Outstanding, end of period	4,110,000	$0.18	4,110,000	$0.18

The following is a summary of the warrants outstanding at March 31, 2006:

Number Of Shares	Exercise Price	Expiry Date

3,330,000	$0.10	June 10, 2006
260,000	$0.30	July 3, 2006
520,000	$0.06	September 21, 2006

4,110,000

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

7.

COMMON STOCK (Continued)

iii)

Stock Options

The following is a summary of the stock option activity during the period ended March 31, 2006 and the year ended December 31, 2005:

	March 31, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	2,900,000	$0.08	1,700,000	$0.17

Granted	1,400,000	0.15	1,700,000	0.03
Exercised	(975,000)	(0.05)	-	-
Expired	(725,000)	(0.18)	(500,000)	(0.20)

Outstanding, end of period	2,600,000	$0.10	2,900,000	$0.08

The following is a summary of the status of stock options outstanding and exercisable at March 31, 2006:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

200,000	$0.10	2.25 years
1,000,000	$0.03	4.45 years
850,000	$0.04	3.86 years
300,000	$0.26	3.90 years
50,000	$0.33	3.93 years
200,000	$0.38	4.00 years

iv)

Stock-Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to contributed surplus over the vesting period.  Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in contributed surplus is recorded as an increase to share capital.  The total fair value of the 1,400,000 options granted during the three month period ended March 31, 2006 was $292,500 (March 31, 2005 - $nil) based on the Black-Scholes pricing model.  Since the options vested immediately, the Company recorded $292,500 (March 31, 2005 - $nil) in stock based compensation for options granted during the current period.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

7.

COMMON STOCK (Continued)

iv)

Stock-Based Compensation (Continued)

All options granted in prior periods were fully vested as of the latest fiscal year end, December 31, 2005, and no adjustment was required under the transitional provisions of FASB 123R to reflect unvested options as of the commencement of the current period.

The assumptions used in calculating the fair value of stock options granted during the period ended March 31, 2006 using the Black-Scholes option pricing model are as follows:

2006

Risk-free interest rate	3.78%
Expected life of the options	3 years
Expected volatility	145.49%
Expected dividend yield	-

8.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the three month period ended March 31, 2006, the Company paid or accrued $37,000 (2005 - $20,250) in consulting fees to directors and to a company related by a common director, $3,000 (2005 - $nil) in legal fees to a company controlled by a director and $1,000 (2005 - $nil) in interest expense to a company with common directors.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

9.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

i)

During the three month period ended March 31, 2006, the following commitments were entered into regarding directors of the Company:

a)

$5,000 per month to the CEO effective January 1, 2006; $4,000 pertains to management fees and $1,000 to consulting fees;

b)

$5,000 per month to the COO effective January 16, 2006; $4,000 pertains to management fees and $1,000 to consulting fees:

c)

$3,500 per month to the CFO effective January 1, 2006; $2,500 pertains to accounting fees and $1,000 to consulting fees;

d)

$1,000 per month to a director effective January 16, 2006; this amount pertains to consulting fees;

The term of these commitments are one year, to be reviewed annually.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

9.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS (Continued)

ii)

The commitment for rent on the Company premises, in the amount of $750 per month, is on a month-to-month basis.

iii)

During the three month period ended March 31, 2006 the Company entered into an agreement with Arrandale Financial Corp. to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York, consisting of oil and gas leases covering approximately 885 net acres.  The terms of the deal call for the payment of $150,000 as reimbursement of lease acquisition costs and lease bonuses, and the issuance of 2 million restricted common shares.

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

11.

SUBSEQUENT EVENT

Subsequent to March 31, 2006, the Company completed a private placement of 7,500,000 units at $0.10 per unit for total cash proceeds of $517,000, in settlement of advances payable of $83,000, and in satisfaction of the commitment to pay Arrandale Financial Corp. $150,000.  Each unit consists of one share and one share purchase warrant exercisable at a price of $0.20 per share expiring one year after the date of issuance.

In payment for services provided in connection with the private placement the Company has paid $11,410 in cash, as finders fees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL

The Company is a exploration stage oil and gas company whose primary business during 2006 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas, Missouri, Oklahoma, and New York, in the United States.  The Bourbon County, Kansas project encompasses approximately 2,895 acres of prospective frontier natural gas lands.   The Vernon County, Missouri project comprises leases for 974 acres.  The Woods County, Oklahoma project covers 157 acres.

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

In order to sell the gas production, the Company acquired the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some eleven miles, at an estimated cost of construction of $350,000, of which $267,392 had been capitalized by year end.

Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/7 interest in the 50% net working interest portion of Bourbon County, KS, and Vernon County, MO, oil and gas leasehold interests not acquired by the Company.

On March 23, 2006, the Company announced that it entered into an agreement with Arrandale Financial Corp. to acquire an 75% net revenue interest in the Roark Prospect, Steuben County, New York consisting of oil and gas leases covering approximately 885 net acres for the payment of $150,000 as reimbursement of lease acquisition costs and lease bonuses, and the issuance of 2 million restricted common shares of common stock.

The Roark Prospect is located three miles west of the Howard Field in western New York state, a 1937 discovery from the Devonian Oriskany Sandstone at 3400’.  The Howard Field has produced approximately 4.5 BCFG from ten wells, producing an average per well recovery of 4.5 MMCFG.  This region is within a strong gas market, located nearby transmission pipeline and storage facilities.

The Company plans to drill an initial well targeting the Oriskany Sandstone on a large soil iodine anomaly that extends east and north of the Howard Field, near the point of intersection coincidental with the westward projection of the Howard Field.  Consulting Geologists indicate that the areal extent of the anomaly is approximately double that of the drilled extent of the Howard Field, so a target with potential in the range of 8 to 10 BCFG is anticipated.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At March 31, 2006, the Company had a working capital deficiency of approximately $189,810 in Loans, Notes payable and current Accounts Payable.  Since that date, sufficient private placement subscriptions have been accepted to fund current operations.  It is anticipated that management will be able to fund the company's base operations by way of further private placements for up to twelve months.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at March 31, 2006, states that the future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues and debt or equity financings to cover its operating costs.

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

As of the date of this filing, incidental natural gas sales have just commenced, but no revenue has been received by the Company until post quarter end. Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $3,000,000 to over the next nine to twelve months to continue with the expansion of oil and natural gas properties and to repay loans received to build a supplementary pipeline to sell its natural gas. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all.  Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

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

- construction costs to build a supplementary pipeline to sell its natural gas

- undertake further seismic work program for the Smith lease

- drilling more shallow gas wells in Kansas and Missouri

- drill initial well on Steuben County prospect .

The next phase of funding is anticipated to require approximately $3,000,000 depending upon further acquisition and drilling plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it might put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2006 to March 31, 2006, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2005.

Revenues.  The Company does not anticipate that revenue generating operations will commence until the second quarter of 2006.  The Company’s first other income form incidental gas sales was generated during the period January 1, 2006 to March 31, 2006, with none prior to that date.

Expenses.  For the period from January 1, 2006 to March 31, 2006, the Company incurred expenses of $37,500 for consulting fees to Messrs. Lambert and Lawson, $3,000 in fees to other directors, and $7,000 in other consulting services; marketing and promotion of $186,000; general and administrative expenses of $1,560; transfer agent and filing fees of $1,055; professional fees of $10,571; rent of $1,974; $4,571 in interest expense; $7,109 for travel expenses; and $1,237 for telephone expenses.

Expenses for the previous period from January 1, 2005 to March 31, 2005, the Company incurred expenses of $20,250 for consulting fees to Messrs. Lambert and Lawson; marketing and promotion of $373; general and administrative expenses of $2,931; transfer agent and filing fees of $493; rent of $1,696; $2,022 in interest expense; and $226 for telephone expenses.

Net Loss.  For the period from January 1, 2006 to March 31, 2006, the Company recorded a loss from operations totalling $533,703 year to date including $292,500 for stock based compensation.  The total net loss since incorporation through to March 31, 2006, was $4,762,398.

Liquidity and Capital Resources.

Certain management, business associates and related parties have advanced a total of $291,159, with notes payable of $210,049 advanced as loans to the Company to cover operating costs including $200,000 to cover pipeline construction during 2004 and 2005.  As of March 31, 2006, the working capital deficiency was $189,810.

A.  RESULTS OF OPERATIONS

At this time, the Company has commenced generating other income from incidental sales of natural gas operations through the shipment of natural gas during the pre-production testing phase to market in Bourbon County, Kansas.  The Company anticipates the commencement of production revenue generating operations in Kansas through the second quarter of 2006.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated expansion of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $189,810 at March 31, 2006.  The Company has been pursuing private placements to finance business development, repay pipeline construction loans of $200,000, and accounts payable of $269.953 at March 31, 2006, and is negotiating to  settle the outstanding advances payable of $291,159 by conversion to private placement shares.  In the meantime, the Company has met its obligations through funds loaned by certain management and non-related third parties.

Subsequent to quarter end, the Company completed private placements pursuant to Regulation S, totalling $750,000, by way of issuance of 7,500,000 units at a price of $0.10 per unit.  Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.20 per share for a period of one year., In addition the Company anticipates that it will be able to raise further funds through private placement share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company has made two specific commitments for Capital Expenditures.  By the fall of 2006, the Company intends to complete the drilling of an further ten wells on its leasehold properties in Kansas,  The anticipated budget for this Capital Expenditure is $300,000.  The Company is awaiting an AFE for drilling a initial well on its new Roark Property acquisition in Steuben County, NY.  The completion costs are anticipated to be in the $500,000 range.

C.  LIQUIDITY

The Company is liquid at the present time from the proceeds of private placements, and has been dependent upon loans and small private placements to provide funds to maintain its activities, though the Company expects to be able to raise larger amounts of funds through the issuance of shares over the next six to twelve months.

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

ITEM 2.  CHANGES IN SECURITIES

During the period January 1, 2005 to March 31, 2006, the Company issued 1,527,433 shares of common stock as follows:

a)

On March 21, 2006, 252,433 common shares were issued on settlement of well maintenance costs totalling $68,157.

b)

On February 22, 2006, the Company issued 300,000 shares of common stock pursuant to investor relations contracts.

During the period 975,000 stock options were exercised at various prices ranging from $0.03 to $0.10 resulting in the Company receiving on aggregate $52,000.

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

Dated:      May 12, 2006

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

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles;

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

 a. All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Date: May 12, 2006

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

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principle;

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

Date: May 12, 2006

/s/ Harvey Lawson

Harvey Lawson,  Secretary/Treasurer, Chief Financial Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert, President, CEO and Director

May 12, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, CFO and Director

May 12, 2006