Form 10QSB
period 2006-06-30
LITEWAVE CORP
filed 2006-08-14
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

            period ended June 30, 2006

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

                             YES [X]    NO [ ]

As of June 30, 2006:  73,266,065 shares of common stock were outstanding.

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

            SIGNATURES

PART I

ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$68,344	$3,027
Accounts receivable	20,550	16,383
Goods and Services Tax recoverable	8,656	3,073
Prepaid expenses	4,325	-
	101,875	22,483

Equipment	1,068	-
Natural Gas and Oil Properties
Unproved properties	919,146	629,493

	$1,022,089	$651,976

LIABILITIES

Current
Accounts payable and accrued liabilities	$298,848	$320,286
Advances payable	393,150	273,682
Current portion of loans and note payable	11,313	11,313
	703,311	605,281

Long Term Portion of Loans And Note Payable	212,049	208,049
	915,360	813,330
Commitments And Contractual Obligations (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
73,266,065 common stock (December 31, 2005 – 63,021,890)	73,266	63,022

Additional paid-in capital	5,655,822	4,004,319

Deficit Accumulated During The Exploration Stage	(5,622,359)	(4,228,695)
	106,729	(161,354)

	$1,022,089	$651,976

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2006	2005	2006	2005	2006

Expenses
Amortization	$84	$-	$84	$-	$84
Consulting	52,500	20,250	100,000	40,500	2,507,019
Foreign exchange (gain) loss	(2,269)	(594)	(2,574)	3,305	15,509
General and administrative	4,266	1,913	5,826	3,556	76,509
Interest expense	4,549	1,994	9,120	4,016	37,656
Marketing and promotion	298,289	-	484,289	373	556,475
Permits and licenses	-	-	-	-	1,150
Professional fees	19,413	10,760	29,984	10,760	436,153
Rent	1,995	1,675	3,969	3,371	63,224
Salaries and benefits	-	-	-	-	36,770
Stock-based compensation	164,500	-	457,000	-	457,000
Telephone and utilities	1,223	224	2,460	450	70,515
Transfer agent and filing fees	902	265	1,957	758	28,137
Travel	19,597	-	26,706	1,289	302,524
Website development	11,938	-	11,938	-	78,387
	576,987	36,487	1,130,759	68,378	4,667,112

Loss before the Following Items	(576,987)	(36,487)	(1,130,759)	(68,378)	(4,667,112)

Incidental revenue from gas sales (net)	(9,026)	-	(29,095)	-	(20,069)
Write off of advances receivable	-	-	-	-	169,285
Write down of natural gas and oil properties	-	30,000	-	30,000	383,000
Provision for settlement of litigation	-	-	-	-	139,133
Write off of accounts payable	-	-	-	-	(9,102)
Write off of intellectual property rights	-	-	-	-	1,000
Stock accretion expense	292,000	-	292,000	-	292,000
	282,974	30,000	262,905	30,000	955,247

Net Loss For the Period	$(859,961)	$(66,487)	$(1,393,664)	$(98,378)	$(5,622,359)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2006	2005	2006	2005	2006

Basic And Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	67,484,338	57,935,224	66,906,177	57,935,224

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2006	2005	2006	2005	2006
Cash Provided By (Used In):

Operating Activities
Net loss for the period	$(859,961)	$(66,487)	$(1,393,664)	$(98,378)	$(5,622,359)

Items not involving cash:
Amortization	84	-	84	-	84
Website development expenses paid by shares of common stock	-	-	-	-	56,900
Professional fees paid by shares of common stock	-	-	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	-	-	1,396,362
Write off of advances receivable	-	-	-	-	184,311
Professional fees paid by stock options	-	-	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	-	-	11,740
Investor relations expenses paid by shares of common stock	-	-	45,000	-	45,000
General and administrative expenses paid by shares of common stock	-	-	-	-	3,000
Write off of intellectual and property rights	-	-	-	-	1,000
Write off of accounts payable	-	-	-	-	(9,102)
Write down of natural gas and oil properties	-	30,000	-	30,000	383,000
Interest accrued on loans	2,000	-	4,000	-	12,049
Stock-based compensation	164,500	-	457,000	-	457,000
Stock accretion expense	292,000	-	292,000	-	292,000
	(401,377)	(36,487)	(595,580)	(68,378)	(2,678,434)
Changes in non-cash operating working capital items:
(Increase) in Goods and Services Tax receivable	(4,796)	-	(5,583)	-	(8,656)
Decrease (Increase) in accounts receivable	54,944	(529)	(4,167)	(710)	(20,550)
Decrease (Increase) in prepaid expenses	45,675	-	(4,325)	-	(4,325)
Decrease in prepaid development expense	-	-	-	-	46,800

(Decrease) Increase in accounts payable and accrued liabilities	28,895	(42,556)	(21,438)	12,910	822,358
	$(276,659)	$(79,572)	$(631,093)	$(56,178)	$(1,842,807)

Continued

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2006	2005	2006	2005	2006

Cash Provided By (Used In):

Operating Activities (See above)	$(276,659)	$(79,572)	$(631,093)	$(56,178)	$(1,842,807)

Investing Activities
Advances receivable	-	-	-	-	(184,311)
Acquisition of equipment	(1,152)	-	(1,152)	-	(1,152)
Acquisition of natural gas and oil property and equipment	(32,968)	-	(14,777)	(113,698)	(435,934)
Acquisition of intellectual and property rights	-	-	-	-	(1,000)
Deposit with drilling contractor	-	107,760	-	(32,240)	-
Exploration of natural gas properties	(56,719)	(56,698)	(56,719)	-	(432,612)
	(90,839)	51,062	(72,648)	(145,938)	(1,055,009)
Financing Activities
Advances payable	184,991	28,482	202,468	54,012	720,151
Loan proceeds	-	-	-	100,000	200,000
Note payable	-	-	-	-	1,282,419
Issuance of common stock	9,000	-	578,000	-	775,000
Share issuance costs	(11,410)	-	(11,410)	-	(11,410)
	182,581	28,482	769,058	154,012	2,966,160

Change In Cash For The Period	(184,917)	(28)	65,317	(48,104)	68,344

Cash, Beginning Of Period	253,261	241	3,027	48,317	-

Cash, End Of Period	$68,344	$213	$68,344	$213	$68,344

Supplemental Cash Flow Information
Cash Paid During The Period For
Interest expense	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2005.  The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005, has been omitted.  The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $5,622,359 for the period from June 30, 1989 (inception) to June 30, 2006.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

iii)

Equipment

Equipment is recorded at cost and is depreciated at rates which will reduce original cost to estimated residual value over the useful life of each asset which range from two to five years.  Maintenance and repairs that do not extend an assets life are charged to expense as incurred.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

iv)

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

4.

EQUIPMENT

	June 30	December 31,
	2006	2005

Computer equipment and software	$1,152	$-
Less: Accumulated amortization	(84)	-

	$1,068	$-

5.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at June 30, 2006 and December 31, 2005:

	June 30	December 31
	2006	2005

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$60,000

- Roark Prospect, New York	150,000	-

Exploration costs
Drilling and testing
- Bourbon County, Kansas	358,819	302,100
		-
Pipeline, (completed); (December 31, 2005 – under construction)	350,327	267,393

Total costs	$919,146	$629,493

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

5.

NATURAL GAS AND OIL PROPERTIES (Continued)

i)

Waterton Lakes

On April 30, 2003, the Company entered into a purchase and sale agreement between the Company and Waterton Lakes Hotels (1956) Co. Ltd. (“Waterton Lakes”), a privately held corporation, for an interest in a natural gas and oil lease in Oklahoma, USA.  Under the terms of the agreement and for the consideration of a payment to Waterton Lakes of $20,000 made May 7, 2003, Waterton Lakes has assigned a working interest portion equal to 50% in a natural gas and oil property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4, and E ½ of SW ¼ of Section 31, Township 26 North, Range 13 West, Woods County, Oklahoma, USA.

ii)

Roark Prospect, New York

On March 22, 2006 the Company entered into an agreement with Arrandale Financial Corp. to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York, consisting of oil and gas leases covering approximately 885 net acres.  The terms of the deal call for the payment of $150,000 (settled Note 8c) as reimbursement of lease acquisition costs and lease bonuses, and the issuance of 2 million restricted common shares (Unissued at June 30, 2006).

iii)

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

During the year ended December 31, 2005, the Company decided to pay the drilling contractor $500 per month for each of 10 wells for care and maintenance.  Payments were made retro-active to spring 2004.  The wells remain under care and maintenance.  During the three-month period ended March 31, 2006 the Company completed phase one of the pipeline construction.  Phase two of pipeline construction commenced during the three-month period ended June 30, 2006.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

6.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at June 30, 2006 is $228,291 (December 31, 2005 - $238,306) due to directors and to companies related by virtue of common ownership or common directors.

7.

LOANS AND NOTE PAYABLE

	June 30	December 31
	2006	2005

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

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$212,049	$208,049

ii) Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. The note was convertible into common stock of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash. This convertible feature expired in 2002.	11,313	11,313
	223,362	219,362
Less: Current portion	11,313	11,313

	$212,049	$208,049

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

8.

COMMON STOCK

i)

Common Stock

a)

On March 21, 2006, 252,433 common shares were issued in settlement of well maintenance costs totaling $68,157.  The amounts are in respect of certain natural gas and oil property interests.

b)

On February 22, 2006, the Company issued 300,000 shares of common stock pursuant to investor relations contracts.  Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services received in exchange being $45,000.

c)

During May 2006, the Company completed a private placement of 7,500,000 units at $0.10 per unit for total cash proceeds of $517,000, in settlement of advances payable of $83,000, and in satisfaction of the commitment to pay Arrandale Financial Corp. $150,000.  Each unit consists of one share and one share purchase warrant exercisable at a price of $0.20 per share expiring one year after the date of issuance.

In payment for services provided in connection with the private placement the Company paid $11,410 in cash, as finders’ fees.

d)

During the six-month period ended June 30, 2006 1,212,500 stock options were exercised at various prices ranging from $0.03 to $0.10 resulting in the Company receiving on aggregate $61,000.

e)

During the six-month period ended June 30, 2006, 1,405,000 stock purchase warrants were exercised at $0.10 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.33 the net issuance of common stock was 979,242 shares.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

8.

COMMON STOCK (Continued)

ii)

Warrants

The following is a summary of the warrant activity during the six-month period ended June 30, 2006 and the year ended December 31, 2005:

	June 30, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	4,110,000	$0.18	4,110,000	$0.18

Granted	7,500,000	0.20	-	-
Exercised	(1,405,000)	0.10	-	-
Expired	(1,925,000)	0.10	-	-

Outstanding, end of period	8,280,000	$0.19	4,110,000	$0.18

The following is a summary of the warrants outstanding at June 30, 2006:

Number Of Warrants	Exercise Price	Expiry Date

260,000	$0.30	July 3, 2006 (Subsequently expired)
520,000	0.06	September 21, 2006
7,000,000	0.20	April 13, 2007
500,000	0.20	May 24, 2007

8,280,000

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

8.

COMMON STOCK (Continued)

iii)

Stock Options

The following is a summary of the stock option activity during the six-month period ended June 30, 2006 and the year ended December 31, 2005:

	June 30, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	2,900,000	$0.08	1,700,000	$0.17

Granted	1,400,000	0.15	1,700,000	0.03
Exercised	(1,212,500)	(0.05)	-	-
Expired	(725,000)	(0.18)	(500,000)	(0.20)

Outstanding, end of period	2,362,500	$0.08	2,900,000	$0.08

The following is a summary of the status of stock options outstanding and exercisable at June 30, 2006:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

200,000	$0.10	1.93 years
950,000	0.03	4.30 years
662,500	0.04	3.61 years
300,000	0.26	3.65 years
50,000	0.33	3.68 years
200,000	0.38	3.75 years

iv)

Stock-Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to contributed surplus over the vesting period.  Upon exercise of the stock options, consideration paid by the option holder is recorded as an increase to share capital and additional paid-in capital.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

8.

COMMON STOCK (Continued)

iv)

Stock-Based Compensation (Continued)

Compensation costs attributable to the issuance of share purchase warrants to employees, directors or consultants, is measured at fair value at the date of issuance of the warrant and expensed with a corresponding increase to contributed surplus at the time of issuance of the warrants.  Upon exercise of the warrant, consideration paid by the warrant holder is recorded as an increase to share capital and additional paid-in capital.

The total fair value of the 1,400,000 options granted during the six-month period ended June 30, 2006 was $292,500 (June 30, 2005 - $nil) based on the Black-Scholes pricing model.  Since the options vested immediately, the Company recorded $292,500 (June 30, 2005 - $nil) in stock-based compensation for options granted during the current period.

All options granted in prior periods were fully vested as of the latest fiscal year end, December 31, 2005, and no adjustment was required under the transitional provisions of FASB 123R to reflect unvested options as of the commencement of the current period.

The assumptions used in calculating the fair value of stock options granted during the six-month period ended June 30, 2006 using the Black-Scholes option pricing model are as follows:

2006

Risk-free interest rate	3.78%
Expected life of the options	3 years
Expected volatility	145.49%
Expected dividend yield	-

As a result of the 7,500,000 unit private placement (Note 8c) the Company issued 870,000 units to employees, directors or consultants. The total fair value of the 870,000 warrants issued to employees, directors or consultants based on the Black-Scholes pricing model was $126,000.  As the warrants were exercisable immediately by the warrant holder the Company recognized $126,000 as stock-based compensation during the three-month period ended June 30, 2006.

The average assumptions used in calculating the fair value of warrants issued during the six-month period ended June 30, 2006 using the Black-Scholes option pricing model are as follows:

2006

Risk-free interest rate	3.96%
Expected life of the warrant	1 year

Expected volatility	172.60%
Expected dividend yield	-

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

9.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the six-month period ended June 30, 2006, the Company paid or accrued $78,000 (2005 - $20,250) in consulting fees to directors and to a company related by a common director, $6,000 (2005 - $nil) in legal fees to a company controlled by a director and $2,000 (2005 - $4,016) in interest expense to a company with common directors.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

During the six-month period ended June 30, 2006, persons related to the Directors subscribed to 810,000 units of the 7,500,000 unit private placement.  The Company has charged $35,845 of stock based compensation to record the fair value of the stock accretion expense attributable to these units.

10.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

i)

During the six-month period ended June 30, 2006, the following commitments were entered into regarding directors of the Company:

a)

$5,000 per month to the CEO effective January 1, 2006; $4,000 pertains to management fees and $1,000 to consulting fees;

b)

$5,000 per month to the COO effective January 16, 2006; $4,000 pertains to management fees and $1,000 to consulting fees;

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

iii)

On April 28, 2006 the Company entered into an investor relations agreement with HBC Partners of Stockelsdorf, Germany (“HBC”), whereby HBC provide investor relations services for the Company for a three month period ending July 31, 2006 for a fee of 100,000Euros. (approximately US$126,000), of which 50,000Euros (US$63,430) has been paid, and 16,667Euros (US$20,900) is accrued in the financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

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

12.

SUBSEQUENT EVENTS

i)

Subsequent to June 30, 2006, 250,000 stock options were exercised for aggregate proceeds of $10,000.

ii)

Subsequent to June 30, 2006, 260,000 stock purchase warrants at $0.30 expired unexercised.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL

The Company is an exploration stage oil and gas company whose primary business during 2006 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas, Missouri, Oklahoma, and New York, in the United States.  The Bourbon County, Kansas proj ect encompasses approximately 2,895 acres of

prospective frontier natural gas lands.   The Vernon County, Missouri project comprises leases for 974 acres.  The Woods County, Oklahoma project covers 157 acres.

The Company holds a 50 percent net working interest in its leases for all the lands and operates the projects, except the Grant County prospect.  The expiration dates for the leases range from dates in 2005 through 2006.  All of the leases may be extended upon the exercise of options on the leases, which requires a well be drilled by each specific due date.  For the years ending December 31, 2005 and 2006, no lease option payments are due.

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

The Company has drilled seventeen shallow gas wells up to July 30, 2006 on a portion of its leasehold property in Bourbon County, Kansas.  A total of fifteen wells have been tested with sustainable daily production volumes totalling at least 150,000 cubic feet per day.  The wells were drilled by way of a fixed price contract with McGown Drilling Inc. of Mound City, KS, at the rate of $12,000 per completed well.

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

The Roark Prospect is located three miles west of the Howard Field in western New York state, a 1937 discovery from the Devonian Oriskany Sandstone at 3400 feet.  The Howard Field has produced approximately 4.5 BCFG from ten wells, producing an average per well recovery of 4.5 MMCFG.  This region is within a strong gas market, located nearby transmission pipeline and storage facilities.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At June 30, 2006, the Company had a working capital deficiency of approximately $601,436 in Loans, Notes payable and current Accounts Payable.  It is anticipated that management will be able to fund the company's base operations by way of further private placements for up to twelve months.

Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand and financing arrangements made to meet its anticipated needs for working capital, capital expenditures and business expansion for the next twelve months of operations, before any continuous revenues are obtained.  Should the business expand, the Company will need to raise additional capital.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at June 30, 2006, states that the future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues and debt or equity financings to cover its operating costs.

If the Company needs to raise additional funds in order to fund drilling, acquire property and leases, construct further pipeline facilities, or expand or develop new or enhanced facilities for production, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Company. Stockholders may also experience additional dilution.

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

As of the date of this filing, incidental natural gas sales have just commenced, with limited incidental revenue from gas sales having been received by the Company commencing in April, 2006 from the shipment of natural gas during the pre-production testing phase production commencing in February 2006.  Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $3,000,000 over the next nine to twelve months to continue with the expansion of oil and natural gas properties and to repay loans received to build a supplementary pipeline to sell its natural gas. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all.  Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

Corporate uses of funds shall include but not be limited to the following:

 - administration and operational expenses.

 - corporate overhead expenses necessary to maintain the Company's operations.

 - acquisition of additional oil and natural gas properties.

 - lease acquisition costs for potential oil and gas leases.

 - construction costs to build a supplementary pipeline to sell its natural gas.

 - undertake further seismic work program for the Smith lease.

 - drilling more shallow gas wells in Kansas and Missouri.

 - drill initial well on Steuben County prospect.

The next phase of funding is anticipated to require approximately $3,000,000 depending upon further acquisition and drilling plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it might put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2006 to June 30, 2006, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2005.

Revenues.  The Company does not anticipate that revenue generating operations will commence until approximately the end of the third quarter of 2006.  The Company’s first other income from incidental gas sales was generated during the period January 1, 2006 to June 30, 2006, with none prior to that date.

Expenses.  For the period from January 1, 2006 to June 30, 2006, the Company incurred expenses of $78,000 for consulting fees to directors and a company related by a common director, $6,000 in legal fees to company controlled by a director, $2,000 in interest expenses to a company with common directors, and $16,000 in other consulting fees; marketing and promotion of $484,289; general and administrative expenses of $5,826; transfer agent and filing fees of $1,957; professional fees of $29,984; rent of $3,969; $9,120 in interest expense; $26,706 for travel expenses; website development of $11,938; and $2,460 for telephone expenses.

Expenses for the previous period from January 1, 2005 to June 30, 2005, the Company incurred expenses of $40,500 for consulting fees to directors and a company related by a common director; marketing and promotion of $373; general and administrative expenses of $3,556; transfer agent and filing fees of $758; rent of $3,371; professional fees of $10,760; $4,016 in interest expense; $1,289 for travel expenses; and $450 for telephone expenses.

Net Loss.  For the period from January 1, 2006 to June 30, 2006, the Company recorded a loss from operations totalling $533,703 year to date including $292,500 for stock based compensation.  The total net loss since incorporation through to June 30, 2006, was $4,762,398.

Certain management, business associates and related parties have advanced a total of $393,150, with notes payable of $11,313 advanced as loans to the Company to cover operating costs including $200,000 to cover pipeline construction during 2004 and 2005.  As of June 30, 2006, the working capital deficiency was $601,436.

A.  RESULTS OF OPERATIONS

At this time, the Company has commenced generating other income from incidental sales of natural gas operations through the shipment of natural gas during the pre-production testing phase to market in Bourbon County, Kansas.  To June 30, 1006, the Company has been testing the production from a total of nine wells, with 4 in development phase.  The Company anticipates the commencement of production revenue generating operations in Kansas toward the end of the third quarter of 2006 from some fifteen wells.   A new compressor is being ordered, and the Company anticipates the installation of this compressor on its supplementary pipeline by approximately the end of August, which is expected to result in increased daily production over that experienced during the development and test phase.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated expansion of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $601,436 at June 30, 2006.  The Company has been pursuing private placements to finance business development, repay pipeline construction loans of $200,000, and accounts payable of $298,848 at June 30, 2006, and is negotiating to  settle the outstanding advances payable of $393,150 by conversion to private placement shares.  In the meantime, the Company has met its obligations through funds loaned by certain management and non-related third parties.

During the quarter, the Company completed private placements pursuant to Regulation S, totalling $750,000, by way of issuance of 7,500,000 units at a price of $0.10 per unit.  Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.20 per share for a period of one year., In addition the Company anticipates that it will be able to raise further funds through private placement share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company has made two specific commitments for Capital Expenditures.  By the fall of 2006, the Company intends to complete the drilling of an further ten wells on its leasehold properties in Kansas,  The anticipated budget for this Capital Expenditure is $300,000.  The Company is awaiting an AFE for drilling an initial well on its new Roark Property acquisition in Steuben County, New York.  The completion costs are anticipated to be in the $500,000 range.

C.  LIQUIDITY

The Company is liquid at the present time from the proceeds of private placements, and has been dependent upon loans and small private placements to provide funds to maintain its activities, though the Company expects to be able to raise larger amounts of funds through the issuance of shares over the next six to twelve months in addition to planned production revenue scheduled to commence by the end of the tird quarter this year.

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

ITEM 2.  CHANGES IN SECURITIES

During the period January 1, 2005 to June 30, 2006, the Company issued 1,527,433 shares of common stock as follows:

On March 21, 2006, 252,433 common shares were issued on settlement of well maintenance costs totalling $68,157.

On February 22, 2006, the Company issued 300,000 shares of common stock pursuant to investor relations contracts.

During May 2006 Company completed a private placement of 7,500,000 units at $0.10 per unit for total cash proceeds of $517,000, in settlement of advances payable of $83,000, and in satisfaction of the commitment to pay Arrandale Financial Corp. $150,000.  Each unit consists of one share and one share purchase warrant exercisable at a price of $0.20 per share expiring one year after the date of issuance.

During the six-month period ended June 30, 2006, 1,405,000 stock purchase warrants were exercised at $0.10 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.33 the net issuance of common stock was 979,242 shares.

During the six-month period ended June 30, 2006, 1,212,500 stock options were exercised at various prices ranging from $0.03 to $0.10 resulting in the Company receiving on aggregate $61,000.

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

Dated:      August 11, 2006

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

Date: August 11, 2006

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

 b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: August 11, 2006

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert, President, CEO and Director

August 11, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, CFO and Director

August 11, 2006