Form 10QSB
period 2006-09-30
LITEWAVE CORP
filed 2006-11-16
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

            period ended September 30, 2006

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

                             YES [X]    NO [ ]

As of September 30, 2006:  73,834,775 shares of common stock were outstanding.

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

            SIGNATURES

PART I

ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

 LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	SEPTEMBER 30	DECEMBER 31
	2006	2005

ASSETS

Current
Cash	$34,739	$3,027
Accounts receivable	56,619	16,383
Goods and Services Tax recoverable	681	3,073
Prepaid expenses	2,162	-
	94,201	22,483

Equipment	942	-
Natural Gas and Oil Properties
Unproved properties	994,933	629,493

	$1,090,076	$651,976

LIABILITIES

Current
Accounts payable and accrued liabilities	$393,708	$320,286
Advances payable	451,450	273,682
Current portion of loans and note payable	11,313	11,313
	856,471	605,281

Long Term Portion of Loans And Note Payable	214,049	208,049
	1,070,520	813,330
Commitments And Contractual Obligations (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
73,834,775 common stock (December 31, 2005 – 63,021,890)	73,834	63,022

Additional paid-in capital	6,061,504	4,004,319

Deficit Accumulated During The Exploration Stage	(6,115,782)	(4,228,695)
	19,556	(161,354)

	$1,090,076	$651,976

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1989 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005	2006

Expenses
Amortization	$126	$-	$210	$-	$210
Consulting	52,500	20,250	152,500	60,750	2,559,519
Foreign exchange (gain) loss	211	2,524	(2,363)	5,830	15,720
General and administrative	1,334	1,596	7,160	4,944	77,843
Interest expense	4,551	2,229	13,671	6,245	42,207
Marketing and promotion	38,481	250	522,770	623	594,956
Permits and licenses	-	-	-	-	1,150
Professional fees	8,645	10,939	38,629	21,699	444,798
Rent	2,838	1,889	6,807	5,260	66,062
Salaries and benefits	-	-	-	-	36,770
Stock-based compensation	46,250	-	503,250	-	503,250
Telephone and utilities	90	252	2,550	701	70,605
Transfer agent and filing fees	531	440	2,488	1,198	28,668
Travel	1,199	713	27,905	2,210	303,723
Website development	-	-	11,938	-	78,387
	156,756	41,082	1,287,515	109,460	4,823,868

Loss before the Following Items	(156,756)	(41,082)	(1,287,515)	(109,460)	(4,823,868)

Incidental revenue from gas sales (net)	(13,333)	-	(42,428)	-	(42,428)
Write off of advances receivable	-	-	-	-	178,311
Write down of natural gas and oil properties	-	-	-	30,000	383,000
Provision for settlement of litigation	-	-	-	-	139,133
Write off of accounts payable	-	-	-	-	(9,102)
Write off of intellectual property rights	-	-	-	-	1,000
Stock accretion expense	350,000	-	642,000	-	642,000
	336,667	-	599,572	30,000	1,291,914

Net Loss For the Period	$(493,423)	$(41,082)	$(1,887,087)	$(139,460)	$(6,115,782)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1989 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005	2006

Basic And Diluted Loss Per Common Share	$(0.007)	$(0.000)	$(0.027)	$(0.002)

Weighted Average Number Of Common Shares Outstanding	73,519,592	59,151,601	69,134,874	58,345,138

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1989 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005	2006
Cash Provided By (Used In):

Operating Activities
Net loss for the period	$(493,423)	$(41,082)	$(1,887,087)	$(139,460)	$(6,115,782)

Items not involving cash:
Amortization	126	-	210	-	210
Website development expenses paid by shares of common stock	-	-	-	-	56,900
Professional fees paid by shares of common stock	-	-	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	-	-	1,396,362
Write off of advances receivable	-	-	-	-	184,311
Professional fees paid by stock options	-	-	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	-	-	11,740
Investor relations expenses paid by shares of common stock	-	-	45,000	-	45,000
General and administrative expenses paid by shares of common stock	-	-	-	-	3,000
Write off of intellectual and property rights	-	-	-	-	1,000
Write off of accounts payable	-	-	-	-	(9,102)
Write down of natural gas and oil properties	-	-	-	30,000	383,000
Interest accrued on loans	2,000	-	6,000	-	14,049
Stock-based compensation	46,250	-	503,250	-	503,250
Stock accretion expense	350,000	-	642,000	-	642,000
	(95,047)	(41,082)	(690,627)	(109,460)	(2,773,481)
Changes in non-cash operating working capital items:
(Increase) in Goods and Services Tax receivable	7,975	-	2,392	-	(681)
(Increase) in accounts receivable	(36,069)	(340)	(40,236)	(1,050)	(56,619)
Decrease (Increase) in prepaid expenses	2,163	-	(2,162)	-	(2,162)
Decrease in prepaid development expense	-	-	-	-	46,800
(Decrease) Increase in accounts payable and accrued liabilities	94,860	263,517	73,422	123,827	917,218
	$(26,118)	$222,095	$(657,211)	$13,317	$(1,868,925)

Continued

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		NINE MONTHS ENDED		1989 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2006	2005	2006	2005	2006

Cash Provided By (Used In):

Operating Activities (See above)	$(26,118)	$222,095	$(657,211)	$13,317	$(1,868,925)

Investing Activities
Advances receivable	-	-	-	-	(184,311)
Acquisition of equipment	-	-	(1,152)	-	(1,152)
Acquisition of natural gas and oil property and equipment	(5,244)	(227,996)	(20,021)	(245,194)	(441,178)
Acquisition of intellectual and property rights	-	-	-	-	(1,000)
Deposit with drilling contractor	-	82,240	-	-	-
Exploration of natural gas properties	(70,543)	(106,100)	(127,262)	-	(503,155)
	(75,787)	(251,856)	(148,435)	(245,194)	(1,130,796)
Financing Activities
Advances payable	58,300	29,548	260,768	83,560	778,451
Loan proceeds	-	-	-	100,000	200,000
Note payable	-	-	-	-	1,282,419
Issuance of common stock	10,000	-	588,000	-	785,000
Share issuance costs	-	-	(11,410)	-	(11,410)
	68,300	29,548	837,358	183,560	3,034,460

Change In Cash For The Period	(33,605)	(213)	31,712	(48,317)	34,739

Cash, Beginning Of Period	68,344	213	3,027	48,317	-

Cash, End Of Period	$34,739	$-	$34,739	$-	$34,739

Supplemental Cash Flow Information
Cash Paid During The Period For
Interest expense	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.  The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005, has been omitted.  The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $6,115,782 for the period from June 30, 1989 (inception) to September 30, 2006.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

SEPTEMBER 30, 2006

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

4.

EQUIPMENT

	September 30	December 31,
	2006	2005

Computer equipment and software	$1,152	$-
Less: Accumulated amortization	(210)	-

	$942	$-

5.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at September 30, 2006 and December 31, 2005:

	September 30	December 31
	2006	2005

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$60,000

- Roark Prospect, New York	150,000	-

Exploration costs
Drilling and testing
- Bourbon County, Kansas	429,362	302,100
		-
Pipeline, (completed); (December 31, 2005 – under construction)	355,571	267,393

Total costs	$994,933	$629,493

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

ii)

Roark Prospect, New York

On March 22, 2006 the Company entered into an agreement with Arrandale Financial Corp. to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York, consisting of oil and gas leases covering approximately 885 net acres.  The terms of the deal call for the payment of $150,000 (settled Note 8c) as reimbursement of lease acquisition costs and lease bonuses, and the issuance of 2 million restricted common shares (Unissued at September 30, 2006).

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

 (Stated in U.S. Dollars)

6.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at September 30, 2006 is $256,591 (December 31, 2005 - $238,306) due to directors and to companies related by virtue of common ownership or common directors.

7.

LOANS AND NOTE PAYABLE

	September 30	December 31
	2006	2005

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

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$214,049	$208,049

ii) Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. The note was convertible into common stock of the Company at a 25% discount to the market based on closing trading price on December 31, 2002 in lieu of cash. This convertible feature expired in 2002.	11,313	11,313
	225,362	219,362
Less: Current portion	11,313	11,313

	$214,049	$208,049

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

 (Stated in U.S. Dollars)

8.

COMMON STOCK

i)

Common Stock

a)

On February 22, 2006, the Company issued 300,000 shares of common stock pursuant to investor relations contracts.  Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services received in exchange being $45,000.

b)

On March 22, 2006, 252,433 common shares were issued in settlement of well maintenance costs totaling $68,157.  The amounts are in respect of certain natural gas and oil property interests.

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

d)

On June 27, 2006, 1,405,000 stock purchase warrants were exercised at $0.10 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.33 the net issuance of common stock was 979,242 shares.

e)

On September 18, 2006, 520,000 stock purchase warrants were exercised at $0.06 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.155 the net issuance of common stock was 318,710 shares.

f)

During the nine-month period ended September 30, 2006 1,462,500 stock options were exercised at various prices ranging from $0.03 to $0.10 resulting in the Company receiving on aggregate $71,000.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

8.

COMMON STOCK (Continued)

ii)

Warrants

The following is a summary of the warrant activity during the nine-month period ended September 30, 2006 and the year ended December 31, 2005:

	September 30, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	4,110,000	$0.18	4,110,000	$0.18

Granted	7,500,000	0.20	-	-
Exercised	(1,925,000)	0.09	-	-
Expired	(2,185,000)	0.12	-	-

Outstanding, end of period	7,500,000	$0.20	4,110,000	$0.18

The following is a summary of the warrants outstanding at September 30, 2006:

Number Of Warrants	Exercise Price	Expiry Date

7,000,000	$0.20	April 13, 2007
500,000	0.20	May 24, 2007

7,500,000

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

8.

COMMON STOCK (Continued)

iii)

Stock Options

The following is a summary of the stock option activity during the nine-month period ended September 30, 2006 and the year ended December 31, 2005:

	September 30, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	2,900,000	$0.08	1,700,000	$0.17

Granted	1,400,000	0.15	1,700,000	0.03
Exercised	(1,462,500)	(0.05)	-	-
Expired	(725,000)	(0.18)	(500,000)	(0.20)

Outstanding, end of period	2,112,500	$0.11	2,900,000	$0.08

The following is a summary of the status of stock options outstanding and exercisable at September 30, 2006:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

200,000	$0.10	1.68 years
950,000	0.03	4.05 years
412,500	0.04	3.36 years
300,000	0.26	3.40 years
50,000	0.33	3.43 years
200,000	0.38	3.50 years

2,112,500

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

SEPTEMBER 30, 2006

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

The total fair value of the 1,400,000 options granted during the nine-month period ended September 30, 2006 was $292,500 (September 30, 2005 - $nil) based on the Black-Scholes pricing model.  Since the options vested immediately, the Company recorded $292,500 (September 30, 2005 - $nil) in stock-based compensation for options granted.

All options granted in prior periods were fully vested as of the latest fiscal year end, December 31, 2005, and no adjustment was required under the transitional provisions of FASB 123R to reflect unvested options as of the commencement of the current period.

The assumptions used in calculating the fair value of stock options granted during the nine-month period ended September 30, 2006 using the Black-Scholes option pricing model are as follows:

2006

Risk-free interest rate	3.78%
Expected life of the options	3 years
Expected volatility	145.49%
Expected dividend yield	-

As a result of the 7,500,000 unit private placement (Note 8c) the Company issued 870,000 units to employees, directors or consultants. The total fair value of the 870,000 warrants issued to employees, directors or consultants based on the Black-Scholes pricing model was $126,000.  As the warrants were exercisable immediately by the warrant holder the Company recognized $126,000 as stock-based compensation during the nine-month period ended September 30, 2006.

The average assumptions used in calculating the fair value of warrants issued during the nine-month period ended September 30, 2006 using the Black-Scholes option pricing model are as follows:

2006

Risk-free interest rate	3.96%

Expected life of the warrant	1 year
Expected volatility	172.60%
Expected dividend yield	-

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

8.

COMMON STOCK (Continued)

iv)

Stock-Based Compensation (Continued)

Each unit of the 7,500,000 unit private placement consisted of one share (restricted from trading for 12 months) and one share purchase warrant.  At the time of the private placement the market value of the stock was in excess of the unit offering price. The total fair value of the restricted stock component of the offering based on market price at the subscription date was $1,585,000.  As the stock is restricted from trading for 12 months from issuance, the company has recognized $642,000 of stock accretion expense and $84,750 of stock based compensation (for employees, directors and consultants) during the nine month period ended September 30, 2006.

9.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the nine-month period ended September 30, 2006, the Company paid or accrued $118,500 (2005 - $60,750) in consulting fees to directors and to a company related by a common director, $9,000 (2005 - $nil) in legal fees to a company controlled by a director and $3,000 (2005 - $6,032) in interest expense to a company with common directors.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

During the nine-month period ended September 30, 2006, persons related to the Directors subscribed to 810,000 units of the 7,500,000 unit private placement.  The Company has charged $78,905 of stock based compensation to record the fair value of the stock accretion expense attributable to these units.

10.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

i)

During the nine-month period ended September 30, 2006, the following commitments were entered into regarding directors of the Company:

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

SEPTEMBER 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

10.

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

The Company has drilled eighteen shallow gas wells up to September 30, 2006 on a portion of its leasehold property in Bourbon County, Kansas.  A total of fourteen wells have been tested with sustainable daily production volumes totalling at least 150,000 cubic feet per day.  The wells were drilled by way of a fixed price contract with McGown Drilling Inc. of Mound City, KS, at the rate of $12,000 per completed well.

In order to sell the gas production, the Company acquired the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some eleven miles, at a capital cost of construction of $355,571.

Ian D. Lambert, a director of the Company, is the beneficial owner of approximately a 1/7 interest in the 50% net working interest portion of Bourbon County, KS, and Vernon County, MO, oil and gas leasehold interests not acquired by the Company.

On March 22 2006, the Company announced that it entered into an agreement with Arrandale Financial Corp. to acquire an 75% net revenue interest in the Roark Prospect, Steuben County, New York consisting of oil and gas leases covering approximately 885 net acres for the payment of $150,000 as reimbursement of lease acquisition costs and lease bonuses, and the commitment for the issuance of 2 million restricted common shares of common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At September 30, 2006, the Company had a working capital deficiency of approximately $762,270 in Loans, Notes payable and current Accounts Payable.  It is anticipated that management will be able to fund the company's base operations by way of further private placements for up to twelve months.

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

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at September 30, 2006, states that the future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues and debt or equity financings to cover its operating costs.

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

The following discussion and analysis explains the financial condition for the period from January 1, 2006 to September 30, 2006, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2005.

Revenues.  The Company does not anticipate that revenue generating operations will commence until approximately the end of 2006.  The Company’s first other income from incidental gas sales was generated during the period January 1, 2006 to September 30, 2006, with none prior to that date.

Expenses.  For the period from January 1, 2006 to September 30, 2006, the Company incurred expenses of $118,500 for consulting fees to directors and a company related by a common director, $9,000 in legal fees to company controlled by a director, $3,000 in interest expenses to a company with common directors, and $34,000 in other consulting fees; marketing and promotion of $522,770; general and administrative expenses of $7,160; transfer agent and filing fees of $2,488; professional fees of $38,629; rent of $6,807; $13,671 in interest expense; $27,905 for travel expenses; website development of $11,938; and $2,550 for telephone expenses.

Expenses for the previous period from January 1, 2005 to September 30, 2005, the Company incurred expenses of $60,750 for consulting fees to Messrs. Lambert and Lawson; marketing and promotion of $623; general and administrative expenses of $4,944; transfer agent and filing fees of $1,198; professional fees of $21,699; rent of $5,260; $6,245 in interest expense; $2,210 for travel expenses; and $701 for telephone expenses.

Net Loss.  For the period from January 1, 2006 to September 30, 2006, the Company recorded a loss from operations totalling $1,887,087 year to date including $503,250 for stock based compensation and $642,000 for stock accretion expense.  The total net loss since incorporation through to September 30, 2006, was $6,115,782.

Certain management, business associates and related parties have advanced a total of $451,450, with notes payable of $11,313 advanced as loans to the Company to cover operating costs including $200,000 to cover pipeline construction during 2004 and 2005.  As of September 30, 2006, the working capital deficiency was $762,270.

A.  RESULTS OF OPERATIONS

At this time, the Company has commenced generating other income from incidental sales of natural gas operations through the shipment of natural gas during the pre-production testing phase to market in Bourbon County, Kansas.  To September 30, 2006, the Company has been testing the production from a total of fourteen wells, with 4 in development phase.  The Company anticipates the commencement of production revenue generating operations in Kansas toward the end of 2006 from some fourteen wells.   A new compressor has been installed on its supplementary pipeline approximately at the end of August, which is expected to result in increased daily production over that experienced during the development and test phase.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated expansion of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $762,270 at September 30, 2006.  The Company has been pursuing private placements to finance business development, repay pipeline construction loans of $200,000, and accounts payable of $390,708 at September 30, 2006, and is negotiating to settle the outstanding advances payable of $451,450 by conversion to private placement shares.  In the meantime, the Company has met its obligations through funds loaned by certain management and non-related third parties.

During the previous quarter, the Company completed private placements pursuant to Regulation S, totalling $750,000, by way of issuance of 7,500,000 units at a price of $0.10 per unit.  Each unit consists of one common share and one share purchase warrant exercisable at a price of $0.20 per share for a period of one year.  In addition the Company anticipates that it will be able to raise further funds through private placement share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company has made two specific commitments for Capital Expenditures.  By the fall of 2006, the Company intends to complete the drilling of an further three wells on its leasehold properties in Kansas.  The anticipated budget for this Capital Expenditure is $100,000.  The Company is awaiting an AFE for drilling an initial well in 2007 on its new Roark Property acquisition in Steuben County, New York.  The completion costs are anticipated to be in the $500,000 range.

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

ITEM 2.  CHANGES IN SECURITIES

On March 22, 2006, 252,433 common shares were issued on settlement of well maintenance costs totalling $68,157.

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

During the nine month period ended September 30, 2006, 1,405,000 stock purchase warrants were exercised at $0.10 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.33 the net issuance of common stock was 979,242 shares.

During September, 2006, 520,000 stock purchase warrants were exercised at $0.06 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.155 the net issuance of common stock was 318,710 shares.

During the nine month period ended September 30, 2006, 1,462,500 stock options were exercised at various prices ranging from $0.03 to $0.10 resulting in the Company receiving on aggregate $71,000.

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

Dated:      November 15, 2006

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

Date: November 15, 2006

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

 b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: November 15, 2006

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert, President, CEO and Director

November 15, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, CFO and Director

November 15, 2006