Form 10KSB
period 2006-12-31
LITEWAVE CORP
filed 2007-04-17
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2006

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

1620 West 8th Avenue, Suite 300, Vancouver, BC V6J 1V4

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

The Issuer's operational revenues for its most recent fiscal year ending December 31, 2006 were $ Nil.  The Issuer's Common Shares outstanding at March 31, 2007 was 75,715,275.  The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2007 was $5,754,360 (based on 75,715,275 shares and on a closing price of $0.076).

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

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on June 30, 1989 under the name "Homefront Safety Services of Nevada Inc." On April 26, 1999, by majority vote of the Shareholders and the Board of Directors, the Company's name was changed to "LITEWAVE CORP."  The Company's executive office is located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064, with an office at Suite 300, 1620 West 8th Avenue, Vancouver, B.C. V6J 1V4.

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

The Company is a exploration stage oil and gas company whose primary business during 2006 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas and Missouri, in the United States.  The Bourbon County, Kansas project encompasses approximately 2,905 acres of prospective frontier natural gas lands.  The Vernon County, Missouri project comprises leases for 974 acres.

The Company holds a 50 percent net working interest in its leases for all the lands and operates the projects.  All of the leases may be extended upon the exercise of options on the leases, which requires a well be drilled by each specific due date, or a further annual lease payment made.  For the year ending December 31, 2006 no lease option payments were due.

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

The Company obtained the right-of-way and easements, together with rights of ingress and egress necessary for the construction, maintenance, and operation from Bourbon County to construct a natural gas pipeline from the wellhead locations to a measurement station connection at the distribution network delivery point with Bourbon County Pipeline LLC.

Natural gas normally consists of 80% or more methane with the balance comprising such hydrocarbons as butane, ethane and propane. In some cases it may contain minute quantities of highly poisonous hydrogen sulfide, referred to as "sour gas".  It is thought that this gas emanates from deeper coal beds which release methane gas, which has been subsequently trapped in a 25 foot thick sand formation at the 375 foot level.  Methane is, generally, a sweet gas consisting of 95% methane and thus is normally of pipeline quality.

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

The Company's business development plan is initially focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects. To date, execution of the current business plan has largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.  As of December 31, 2006 we have spent approximately $1,061,791 on our Bourbon County, KS, and Woods County, OK prospects. The Company wrote off its investment in the Grant County prospect.

During 2005, the Company announced that it has entered into an agreement with Arrandale Financial Corp. to acquire an 75% net revenue interest in the Roark Prospect, Steuben County, New York consisting of oil and gas leases covering approximately 885 net acres.

The terms of the deal called for the payment of $150,000 as reimbursement of lease acquisition costs and lease bonuses (paid), and the issuance of 2 million restricted common shares of Litewave Corp. (still outstanding).

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

As a result of our lack of revenue and accumulated deficit of $6,643,489 at December 31, 2006, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We have had a limited operating history and have generated no revenues or earnings to date.  We cannot make any assurances that these trends will improve and that we will generate profits from operations. Our short operating history makes it difficult to predict our future financial results.  If we do not begin generating profits, the price of our common stock may suffer and our stockholders may not be able to recover their initial investment.

We may need additional capital with which to implement our business plan.

There is no agreement with any third party to provide such capital.  Based on current plans, it is anticipated that the Company may generate positive cash flow from natural gas sales in 2007.  Such revenue may not continue, however, and additional equity or debt financing may be required in order to continue  operations. In addition, if additional funding is required or it is determined appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on acceptable terms.  Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations, and financial condition, the result of which would be that stockholders could lose some or all of their investment.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company sub-lets space located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US $500 per month on a month-to-month basis.  Head office is located at Suite 302, 1620 West 8th Avenue, Vancouver, B.C. Canada V6J 1V4 .  The rent for this space is CDN $2,500 per month, on a month-to-month basis.  Management believes that this space will be adequate for the foreseeable future.

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

The Company has the right to a 50 percent net working interest in sixteen leases covering a total of 4,036 undeveloped acres.  The Bourbon County, Kansas project encompasses 2,905 acres of prospective natural gas lands on 10 leases.  The Vernon County, Missouri project comprises 5 leases for 974 acres.  The Woods County, Oklahoma lease covers 157 acres.

Presently the Company has drilled sixteen wells in Bourbon County.  In late October 2003, Exact Engineering open-flow tested the nine wells drilled at the time, and determined that 5 were capable of sustained water free gas flow totalling 90 thousand cubic feet per day, two capable of an estimated 20 mcfpd which could not be measured due to associated water mixed with the gas, one which did not flow and one which had not yet been completed for production testing.

ITEM 3.  LEGAL PROCEEDINGS

To the best knowledge of the officers and directors of the Company, neither the Company nor any of its officers or directors are parties to any material legal proceeding and such persons know of no other material legal proceeding or litigation contemplated or threatened.  There are no judgements against the Company or its officers or directors other than as disclosed hereunder.  None of the officers or directors have been convicted of a felony or misdemeanour relating to securities or performance in corporate office.

On October 11, 2002, the District Court of the State of Idaho granted a judgement against the Company and Travel ties Inc. in favour of Recreational Sports and Imports, Inc. ("RS&I")in the amount of $139,133.25, ($120,000 plus costs) together with interest thereon at the rate of 7.25% per annum from the date thereof.

The Judgement arose from a claim by RS&I that they were made promises by Travel Ties Inc. that induced them to subscribe for $120,000 of common stock of Litewave Corp.  RS&I had subscribed for 240,000 shares of Litewave stock at $0.50 per share on May 16, 2001.  On February 2, 2002, the Company had renegotiated the private placement by RS&I to a price of $0.15.  Under the terms of the renegotiated private placement, the Company was to issue an additional 560,000 shares of common stock at $0.001 per share in order to modify the subscription price from $0.50 per share to $0.15 per share.  The revised subscription price approximated the discounted price of one share of restricted common stock that the Company believes it could have received had it had undertaken a financing of restricted stock on May 16, 2001.  Furthermore, the Company was required to issue a repayment guarantee to RS&I in the amount of $120,000 that was to become payable by May 31, 2003 provided the shares of common stock were not purchased by current shareholders or third parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

Since October 20, 1998, the Company's stock has been listed for sale on the OTC Bulletin Board.  Pursuant the OTC Bulletin Board Eligibility Rule, the Company was delisted from the OTC Bulletin Board for non-compliance and quoted on the NASD "Pink Sheets" on December 16, 1999.  On September 1, 2000, the Company's securities were approved for re-listing on the OTC Bulletin Board. As of December 31, 2006 there were at least fourteen stock brokerage firms making a market in the Company's common stock.  The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:         High ask per share:    Low bid per share:

----------------                    -------------------              ------------------

March 31, 2004

              $0.05                  $0.03

June 30, 2004

              $0.25                  $0.015

September 30, 2004

              $0.35                  $0.02

December 31, 2004

              $0.028                $0.017

Quarter Ending:         High ask per share:    Low bid per share:

----------------                    -------------------             ------------------

March 31, 2005

             $0.028                $0.028

June 30, 2005

             $0.017                $0.017

September 30, 2005

             $0.03                  $0.03

December 31, 2005

             $0.04                  $0.039

Quarter Ending:         High ask per share:    Low bid per share:

----------------                   -------------------             ------------------

March 31, 2006

            $0.51                  $0.037

June 30, 2006

            $0.47                  $0.141

September 30, 2006              $0.145                $0.12

December 31, 2006

            $0.132                 $0.07

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

B.  HOLDERS

There were approximately 400 holders of the Company's common stock as of December 31, 2006.  Four holders with a total of 7,571,722 shares are affiliates of the Company.

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

c)

On June 27, 2006, 1,405,000 stock purchase warrants were exercised at $0.10 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.33 the net issuance of common stock was 979,242 shares.

d)

On September 18, 2006, 520,000 stock purchase warrants were exercised at $0.06 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.155 the net issuance of common stock was 318,710 shares.

e)

On December 22, 2006, the Company completed a private placement of 1,568,000 units at $0.125 per unit for total cash proceeds of $196,000.  Each unit consists of one share and one share purchase warrant exercisable at a price of $0.20 per share expiring one year after the date of issuance.

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

The Company has drilled sixteen shallow gas wells up to September 30, 2005 on a portion of its leasehold property in Bourbon County, Kansas.  A total of fifteen wells have been tested with sustainable daily production volumes totalling 175,000 cubic feet per day.  The wells were drilled by contract with McGown Drilling Inc. of Mound City, KS.

In order to sell the gas production, the Company acquired the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some eleven miles, at a cost of construction of $320,780.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At December 31, 2006, the Company had a working capital deficiency of approximately $1,309,252 in Loans, Notes payable and current Accounts Payable.  Since that date, sufficient shareholder loans have been advanced to fund current operations.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

Other than planned capital expenditures and based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand and financing arrangements made to meet its anticipated needs for working capital for the next twelve months of operations, including any revenues obtained.  For business expansion including planned capital expenditures, the Company will need to raise additional capital.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at December 31, 2006, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $350,000 to over the next six months to continue with the expansion of oil and natural gas properties and to finance further acquisitions for the pursuit of oil and  natural gas production. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all.  Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

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

- drilling initial well on the Roark County prospect

The next phase of funding is anticipated to require approximately $350,000 to $500,000, depending upon additional pipeline construction scheduling and further drilling plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2006 to December 31, 2006, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2006.

Revenues.  The Company does not anticipate that revenue generating operations will commence until at least mid 2007.  Incidental revenue from intermittent sales of natural gas of $19,582 was generated for the period January 1, 2006 to December 31, 2006, and none was generated prior to that period.

Expenses.  For the period from January 1, 2006 to December 31, 2006, the Company incurred expenses of $159,000 for consulting fees to Messrs. Lambert, Lawson and Cairns, and $46,000 for other consulting services; professional accounting and legal fees of $46,800; marketing and promotion of $522,770; general and administrative expenses of $9,016; transfer agent and filing fees of $2,603; rent of $14,381; travel costs of $34,455; interest charges of $18,571; website development costs of $16,336; and $3,191 for telephone expenses.

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

Net Loss.  For the period from January 1, 2006 to December 31, 2006, the Company recorded a loss from operations totalling $2,414,974 for the year.  The total net loss since incorporation through to December 31, 2006, was $6,643,489.

Liquidity and Capital Resources.

Certain management and business associates have advanced a total of $451,491 as loans to the Company to cover operating costs through to December 31, 2006.  As of December 31, 2006, the working capital deficiency was $1,309,252.

A.  RESULTS OF OPERATIONS

At this time, the Company has not commenced production revenue generating operations, though it has incidental revenue from intermittent sales of natural gas during the development phase.  As noted previously, the Company does not anticipate commencing production revenue generating operations until the second or third quarter of 2007.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of operations might occur.

B.  CAPITAL RESOURCES

The Company is pursuing private placements and debt financing to fund business development and settled the outstanding advances payable of $451,491 and a majority of the accounts payable of $630,077 at December 31, 2006 by conversion to private placement shares.  In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company has recently undertaken and plans the following Capital Expenditures.  During 2006, the Company completed construction of the supplementary pipeline from its Bourbon County leasehold lands, where it has drilled several wells, to a natural gas distribution delivery point operated by Bourbon County Pipeline LLC.  During 2007, the Company intends to drill an connect up to 20 more wells in Bourbon County.  The anticipated budget for this Capital Expenditure is approximately $470,000.  As well, the Company anticipates drilling an additional two wells in Vernon County and one well in Steuben County, with budgets yet to be finalized.

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

Ian Davidson Lambert: CEO, President, Director

Date Position Commenced: February 26, 1999

Term of Office: Annual

Address:  Suite 2403, 1415 West Georgia St., Vancouver, B.C. V6G 3C8

Age: 61

Experience:  Owner, Canasia Data Corporation, (management services company) 1983 to present; Director, Monarch Energy Ltd.,(oil & gas exploration) April 1990 to present; Director, Trade Winds Ventures Inc., (mineral exploration) April 1990 to present; Director, Sunorca Development Corp., (gas energy production) December 1999 to present; All companies are arms length with the Registrant, except Canasia Data, which is a shareholder of the Registrant.

Harvey M. Lawson: CFO, Secretary/Treasurer

Date Position Commenced:  January 18, 2000

Term of Office: Annual

Address: 464 Somerset Street, North Vancouver, BC Canada V7N 1G3

Age: 59

Experience: Director and Officer, Great Western Diamond Inc. (mineral exploration) 2003 to present; Director, Trade Winds Ventures Inc.(mineral exploration) January 2001 to present; Director, Sunorca Development Corp., (gas energy production) December 2002 to 2005; Financial Planner 1993 to 1998; Lecturer in Financial Management in Hong Kong, Singapore and Canada 1978 to 1993.

Edward D. Duncan: Director

Date Position Commenced:  June 10, 2003

Term of Office: Annual

Address: 6 Sullivans Quay, Cork, Cork, Eire

Age: 72

Experience: Director, Trade Winds Ventures Inc.(mineral exploration) 2003 to present.  Retired lawyer.

Robert (Bob) Cairns: COO, Director

Date Position Commenced:  January 26, 2006

Term of Office: Annual

Address:, #206, 1906 Barclay St., Vancouver, BC Canada V6G 1L4

Age: 65

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

ITEM 10.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $60,000 of compensation in the fiscal year ended December 31, 2006, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month, increased by the and amended by the Directors to a rate of $6,250 per month effective October 1, 2002.  During 2006, Mr. Lambert, CEO, has agreed to an remuneration of $5,000 per month.

Mr. Lawson, CFO, was paid or due $42,000 in the fiscal year ended December 31, 2006, for management and consulting services.  During 2006, Mr. Lawson has agreed to an remuneration of $3,500 per month.

During 2006, Mr. Cairns, COO, paid or due $55,000 in the fiscal year ended December 31, 2006.  Mr. Cairns has agreed to an remuneration of $5,000 per month.

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2004, 2005 and 2006 earned by our chief executive officers.  No executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2006.

                                        SUMMARY COMPENSATION TABLE

                                                             Long Term

                                                         Compensation Awards

Name and                             Other       Annual  Securities Underlying    All

Principal Position   Year  Salary($) Bonus($) Compensation($) options(#)

Compensation($)

Ian D. Lambert   (1) 2006    $ 60,000     --         --            nil              --

Harvey Lawson  (2) 2006    $ 42,000     --         --            nil

Robert Cairns    (3) 2006     $ 55,000     --         --            nil

Ian D. Lambert  (1)  2005   $ 75,000     --         --             nil              --

Harvey Lawson (2)  2005   $   6,000     --         --             nil

--

Ian D. Lambert        2004   $ 75,000     --         --             nil              --

Harvey Lawson       2004   $   6,000     --         --             nil

--

(1) Mr. Lambert was granted on Sept.14, 2005, options to purchase 600,000 restricted common shares of the Company's stock at a purchase price of $0.03 per share, expiring Sept.1, 2010, and on January 12, 2007, options to purchase 200,000 restricted common shares of the Company's stock at a purchase price of $0.08 per share, expiring January 12, 2012.

(2) Mr. Lawson was granted on Sept.14, 2005, options to purchase 250,000 restricted common shares of the Company's stock at a purchase price of $0.03 per share, expiring Sept.1, 2010, and on January 12, 2007, options to purchase 200,000 restricted common shares of the Company's stock at a purchase price of $0.08 per share, expiring January 12, 2012.

(3) Mr. Cairns was granted on February 9, 2006, options to purchase 500,000 restricted common shares of the Company's stock at a purchase price of $0.04 per share, expiring February 9, 2010, and on January 12, 2007, options to purchase 350,000 restricted common shares of the Company's stock at a purchase price of $0.08 per share, expiring January 12, 2012.

B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan in 2000 for a total of 3,000,000 and in 2006 for a total of 4,000,000 shares.  During 2005, a total of 1,700,000 options were granted to Directors, Employees and Consultants. During 2006, a total of 1,400,000 options were granted to Directors, Employees and Consultants. During 2007, a total of 1,650,000 options were granted to Directors, Employees and Consultants.

    Options Grants

The following table provides information on stock options granted to our chief executive officers during the fiscal year ended December 31, 2006.

                          Number of                     % of Total Options

                Securities Underlying    Granted to Employees  Exercise    Expiry

Name           Options Granted (#)             In Fiscal Year     Price          Date

Ian Lambert             Nil

Harvey Lawson       Nil

Robert Cairns        500,000                            35.7%         $0.04     February 9, 2010

Subsequent to December 31, 2006:

Ian Lambert            200,000

       12%

  $0.08   January 12, 2012

Harvey Lawson      200,000

       12%

  $0.08   January 12, 2012

Robert Cairns         350,000                            21.2%          $0.08   January 12, 2012

C.  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

Options exercised in the last fiscal year:

                         Number of Options

                               Exercised

Ian Lambert             150,000

Harvey Lawson       175,000

Robert Cairns          337,500

                                      Number of                     Value (1) of Unexercised

                             Securities Underlying               in-the-money Options

Name                  Unexercised Options (#)             at Fiscal Year End ($)

                          Exercisable   Unexercisable      Exercisable   Unexercisable

Ian Lambert             800,000           -                        $ 27,600             -

Harvey Lawson        250,000

    -                        $ 11,500             -

Robert Cairns          162,500           -                        $  5,850              -

(1) Calculated based upon the closing price of our common stock as reported on the OTCBB on December 30, 2006 of $0.076 per share.

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

The Company has enacted a policy whereby all other Directors are remunerated at the rate of $1,000 per month for Directors Fees, which amount is included in the reported remunerations of the Company’s Executive Officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.   Security ownership of certain beneficial owners.  The table below  identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business Company's voting securities as at December 31, 2006:

Title of   Name and address                Amount and nature                Percentage

class      of beneficial                              of beneficial                        of class (1)

                  Owner                                     ownership

Common     Ian Lambert

  5,438,722             7.18%

           Suite 2403, 1415 West Georgia St.

           Vancouver, B.C. V6G 3C8

(1)  Percentage of total 75,715,275 shares issued as at December 31, 2006

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

Common       Ian Lambert (3)                       6,238,722 common        8.3%

            Suite 2403, 1415 West Georgia St.

           Vancouver, B.C. V6G 3C8

Common     Harvey Lawson                        1,466,667 common         1.9%

     464 Somerset Street

           North Vancouver, B.C. V7N 1G3

Common       Edward Duncan (5)                  933,333 common          1.2%

             6 Sullivans Quay, Cork, Cork, Eire

Common       Robert Cairns (6)                     1,083,000 common        1.4%

#206, 1906 Barclay St.

Vancouver, BC Canada V6G 1L4

Common       All Officers and Directors

             as a Group (four persons)               9,721,722 common        12.8%

(1)

Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated.  Except as otherwise indicated, each person may be reached through the Company at it offices.

2)

The percentages shown are calculated based upon 75,715,275 shares of common stock outstanding on April 14, 2007. The numbers and percentages shown include the shares of common stock actually owned as of April 13, 2007 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of April 13, 2007 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Represents 5,438,722 shares of common stock and vested options to acquire 800,000 shares of common stock.

(4)  Represents 1,016,667 shares of common stock and vested options to acquire 450,000 shares of common stock.

(5)  Represents 383,333 shares of common stock and vested options to acquire 550,000 shares of common stock.

(6)  Represents 733,000 shares of common stock and vested options to acquire 350,000 shares of common stock.

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

Ian Lambert (CEO, President), Robert Cairns (COO) and Harvey Lawson (CFO, Secretary/Treasurer) are currently the principal management of the business, and they own collectively 7,188,389 shares or 9.5% of the issued and outstanding stock.  The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favourable to the Company than terms expected to be negotiated with unrelated parties at arms length.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal years ended December 31, 2006 and 2005 by our principal auditor Telford Sadovnick PLLC, Certified Public Accountants, were as follows:

                                                2006             2005

Audit Fees                              $ 12,300    $  15,500

Audit-Related Fees                $                $    -

Tax Fees                                $    -           $    -

All Other Fees                        $    -           $    -

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

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Litewave Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Litewave Corp. (the “Company”) (An Exploration Stage Company) as at December 31, 2006 and 2005, the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and from the period of inception on June 30, 1989 to December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Litewave Corp. (An Exploration Stage Company) as at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and from the period of inception on June 30, 1989 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

April 13, 2007

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	December 31
	2006	2005

ASSETS

Current
Cash	$135,023	$3,027
Accounts receivable	62,541	16,383
Goods and services tax receivable	3,200	3,073
	200,764	22,483

Equipment (Note 5)	896	-
Natural Gas and Oil Properties (Note 6)
Unproved properties	1,221,791	629,493

	$1,423,451	$651,976

LIABILITIES

Current
Accounts payable and accrued liabilities	$630,077	$320,286
Advances payable (Note 8)	451,491	273,682
Current portion of loans and note payable (Note 9)	227,684	11,313
	1,309,252	605,281

Long Term Portion Of Loans And Note Payable (Note 9)	-	208,049
	1,309,252	813,330
Commitments And Contractual Obligations (Note 13)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common voting shares with a par value of $0.001

Issued:
75,715,275 common shares (2005 – 63,021,890)	75,715	63,022

Additional paid-in capital	6,681,973	4,004,319

Deficit Accumulated During The Exploration Stage	(6,643,489)	(4,228,695)
	114,199	(161,354)

	$1,423,451	$651,976

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2006	2005	2006

Expenses
Amortization	$256	$-	$256
Consulting	205,000	85,858	2,612,019
Foreign exchange (gain) loss	1,447	5,941	19,530
General and administrative	9,016	1,271	79,699
Interest on long term debt	18,571	28,536	47,107
Marketing and promotion	522,770	623	594,956
Permits and licenses	-	-	1,150
Professional fees	46,800	31,300	452,969
Rent	14,831	6,545	74,086
Salaries and benefits	-	-	36,770
Stock based compensation	567,100	-	567,100
Telephone and utilities	3,191	873	71,246
Transfer agent and filing fees	2,603	1,398	28,783
Travel	34,455	5,110	310,273
Website development	16,336	-	82,785
	1,442,376	167,455	4,978,729

Loss before the Following Items	(1,442,376)	(167,455)	(4,978,729)

Incidental revenue from gas sales (net)	19,582	-	19,582
Write off of advances receivable	-	-	(178,311)
Write down of natural gas and oil properties	-	(30,000)	(383,000)
Provision for settlement of litigation	-	-	(139,133)
Write off of accounts payable	-	-	9,102
Write off of intellectual and property rights	-	-	(1,000)
Stock accretion expense	(992,000)		(992,000)
	(972,418)	(30,000)	(1,664,760)

Net Loss	$(2,414,794)	$(197,455)	$(6,643,489)

Basic And Diluted Loss Per Common Share	$(0.03)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	70,401,834	59,523,936

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2006	2005	2006

Cash provided by (used in):

Operating Activities
Net loss	$(2,414,794)	$(197,455)	$(6,643,489)
Items not involving cash:
Amortization	256	-	256
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Investor relations expenses paid by shares of common stock	45,000	-	45,000
Write off of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(9,102)
Write down of natural gas and oil properties	-	30,000	383,000
Interest accrued on loans	8,322	8,049	16,371
Stock-based compensation	567,100	-	567,100
Stock accretion expense	992,000	-	992,000
	(802,116)	(159,406)	(2,884,970)
Changes in non-cash operating working capital items:
(Increase) in Goods and Services Tax receivable	(127)	(1,740)	(3,200)
(Increase) in accounts receivable	(46,158)	(16,383)	(62,541)
Decrease in prepaid development expense	-	-	46,800
Increase in accounts payable and accrued liabilities	109,791	111,611	885,430
	(738,610)	(65,918)	(2,018,481)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of equipment	(1,152)	-	(1,152)
Acquisition of natural gas and oil property and equipment	(25,230)	-	(378,230)
Acquisition of intellectual and property rights	-	-	(1,000)
Exploration of natural gas and oil properties	(148,911)	(210,893)	(524,804)
	(175,293)	(210,893)	(1,089,497)

(Continued)

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

(Stated in U.S. Dollars)

		Period From
		June 30
Year Ended			1989 (Inception) to
December 31			December 31
2006		2005	2006

Financing Activities
Advances payable	260,809	131,521	778,492
Loan proceeds	-	100,000	200,000
Note payable	-	-	1,282,419
Issuance of common stock	796,500	-	993,500
Share issuance costs	(11,410)	-	(11,410)
	1,045,899	231,521	3,243,001

Change In Cash For The Year	131,996	(45,290)	135,023
Cash, Beginning Of Year	3,027	48,317	-

Cash, End Of Year	$135,023	$3,027	$135,023

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Note 15)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)

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

               (Continued)

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)  (Continued)

(Stated in U.S. Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2002	11,145,974	$11,146	$3,392,649	$(3,749,947)	$(346,152)

Stock cancelled and returned to treasury	(485,750)	(486)	(35,764)	-	(36,250)
Stock issued on settlement of notes payable	11,750,000	11,750	35,250	-	47,000
Stock issued on settlement of accounts payable	3,125,000	3,125	124,375	-	127,500
Stock issued on settlement of amount due to related party	6,900,000	6,900	62,100	-	69,000
Stock-based compensation expense	-	-	3,696	-	3,696
Net loss	-	-	-	(174,781)	(174,781)

Balance, December 31, 2003	32,435,224	32,435	3,582,306	(3,924,728)	(309,987)

Stock issued on settlement of notes payable	15,000,000	15,000	135,000	-	150,000
Stock issued on settlement of conversion of notes payable previously assigned from an amount owing to a director	9,000,000	9,000	81,000	-	90,000
Stock issued on settlement of well maintenance costs	1,500,000	1,500	58,500	-	60,000
Net loss	-	-	-	(106,512)	(106,512)

Balance, December 31, 2004	57,935,224	57,935	3,856,806	(4,031,240)	(116,499)

Stock issued on settlement of well maintenance costs	5,086,666	5,087	147,513	-	152,600
Net loss	-	-	-	(197,455)	(197,455)

Balance, December 31, 2005	63,021,890	63,022	4,004,319	(4,228,695)	(161,354)

                (Continued)

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

(Stated in U.S. Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2005	63,021,890	$63,022	$4,004,319	$(4,228,695)	$(161,354)

Stock issued on settlement of well maintenance costs	252,433	252	67,905	-	68,157
Stock issued pursuant to investor relations contracts	300,000	300	44,700	-	45,000
Stock issued on cashless exercise of warrants, for services provided	1,297,952	1,298	(1,298)	-	-
Stock issued for cash on private placements	6,738,000	6,738	706,262	-	713,000
Stock issued in settlement of advances payable at $0.10 per unit	830,000	830	82,170	-	83,000
Stock issued for Oil and Gas property at $0.10 per unit	1,500,000	1,500	148,500	-	150,000
Stock issued for cash on exercise of stock options	1,775,000	1,775	81,725	-	83,500
Stock issuance costs	-	-	(11,410)	-	(11,410)
Stock accretion expense	-	-	992,000	-	992,000
Stock-based compensation expense	-	-	567,100	-	567,100
Net loss	-	-	-	(2,414,794)	(2,414,794)

Balance, December 31, 2006	75,715,275	$75,715	$6,681,973	$(6,643,489)	$114,199

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $6,643,489 for the period from June 30, 1989 (inception) to December 31, 2006.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2006

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ii)

Natural Gas and Oil Properties (Continued)

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

v)

Equipment

Equipment is recorded at cost and is depreciated at rates which will reduce original cost to estimated residual value over the useful life of each asset which range from two to five years.  Maintenance and repairs that do not extend an assets life are charged to expense as incurred.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

vi)

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

vii)

Cash

Cash consists of cash on deposit with high quality major financial institutions, and to date has not experienced losses on any of its balances. The carrying amounts approximated fair market value due to the liquidity of these deposits.

viii)

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

ix)

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

x)

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

xi)

Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, Goods and Services tax receivable, accounts payable and accrued liabilities, advances payable and loans and note payable.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximates their carrying values.

xii)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At December 31, 2006, the Company had not exceeded its entitled share, and, accordingly, had no overproduced imbalances.

xiii)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) – “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.  As at December 31, 2006 the Company determined no impairment losses had been experienced.

xiv)

Comprehensive Income (Loss)

SFAS 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements.  Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources.  To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss).

4.

RECENT ACCOUNTING PRONOUNCEMENTS

a)

September 2006 – Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on the financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

4.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

b)

September 2006 - Financial Accounting Standards Board (FASB) issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  Statement No. 158 is effective for fiscal years ending after December 15, 2006.  The Company does not expect that the implementation of Statement No. 158 will have any material impact on its financial position and results of operations.

c)

September 2006 - FASB issued Statement No. 157, “Fair Value Measures”.  This Statement defines fair value, establishes a framework for measuring fair value in GAAP, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. Statement No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of Statement No. 157 will change current practice. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of Statement No. 157 but does not expect that it will have a material impact on the financial statements.

d)

June 2006 - FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.”  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that the implementation of Statement No. 158 will have any material impact on its financial position and results of operations.

e)

In March 2006 - FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. Statement No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

4.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

f)

In February 2006 - FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.  In addition, Statement No. 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.  Statement No. 155 amends Statement No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

g)

May 2005 - FASB issued Statement No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FAS No. 3 ”.  FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principles.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  FAS 154 requires retrospective application to prior periods’ financial statements of changes in an accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of FAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after June 1, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

h)

December 2004 - FASB issued Statement No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment”.  This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements.  FAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees.  FAS 123(R) also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions.  FAS 123(R) replaces FASB Statement No. 123 “Accounting for Stock-Based Compensation” and supersedes APB (Accounting Principles Board) Opinion No. 25 “Accounting for Stock Issued to Employees”.  The provisions of FAS 123(R) will be effective for the Company beginning with its fiscal year ending 2007.  The Company has determined that the adoption of FAS 123(R) does not have an impact on its results of operations or financial position.

i)

December 2004 - FASB issued Statement No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  FAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

4.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

i)

Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (continued)

The provisions of FAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 1, 2006.  Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

5.

EQUIPMENT

	2006	2005

Computer equipment and software	$1,152	$-
Less: Accumulated amortization	(256)	-

	$896	$-

6.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at December 31, 2006 and 2005:

	2006	2005

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$60,000

- Roark Prospect, New York	350,000	-

Acquisition and Exploration costs
- Bourbon County, Kansas	491,011	302,100
- Grant County, Oklahoma	-	-

Pipeline – completed (December 31, 2005 - under construction)	320,780	267,393

Total costs	$1,221,791	$629,493

i)

Waterton Lakes, Oklahoma

On April 30, 2003, the Company entered into a purchase and sale agreement with Waterton Lakes Hotels (1956) Co. Ltd. (“Waterton Lakes”), a privately held corporation, for an interest in an natural gas and oil lease in Oklahoma, USA.  Under the terms of the agreement and for the consideration of a payment to Waterton Lakes of $20,000 made May 7, 2003, Waterton Lakes has assigned a working interest portion equal to 50% in a natural gas and oil property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4, and E ½ of SW ¼ of Section 31, Township 26 North, Range 13 West, Woods County, Oklahoma, USA.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

6.

NATURAL GAS AND OIL PROPERTIES (Continued)

ii)

Roark Prospect, New York

On March 22, 2006 the Company entered into an agreement with Arrandale Financial Corp. (“Arrandale”) to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York, consisting of oil and gas leases covering approximately 885 net acres.  Arrandale purchased an 80% interest in the Roark Prospect during February 2006 from Thomasson Partner Associates, Inc. (“Thomasson”).  As consideration for the acquisition of the Roark Prospect the Company 1) has guaranteed the obligations of Arrandale under its acquisition agreement with Thomasson; 2) will make a payment of $150,000 (settled Note 15v) as reimbursement of lease acquisition costs and lease bonuses, and 3) will issue of 2 million restricted common shares of valued at $200,000. (Unissued at December 31, 2006).  As at December 31, 2006 title of the leases had not been transferred to the Company.

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

During the year ended December 31, 2005, the Company decided to pay the drilling contractor $500 per month for each of 10 wells for care and maintenance.  Payments were made retro-active to spring 2004.  During the year ended December 31, 2006 on completion of phase 1 of the pipeline the care and maintenance arrangement ceased.

During the year ended December 31, 2006, the Company acquired the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some eleven miles at a budgeted cost of $317,000.  The Company commenced gas extraction during the year and is continuing to expand its operations and pipeline in the area.  The Company has classified its net revenues from operations as supplementary revenue as the pipeline and wells are currently being tested.

iv)

Grant County, Oklahoma

During the year ended December 31, 2005, the Company determined that its Grant County, Oklahoma, unproved interests were unlikely to yield reserves and, accordingly, wrote off the carrying amount.

7.

NATURAL GAS AND OIL EXPLORATION RISK

a)

Exploration Risk

The Company’s future financial condition and results of operations will depend upon prices received for its natural gas and oil production and the cost of finding, acquiring, developing and producing reserves.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

7.

NATURAL GAS AND OIL EXPLORATION RISK (Continued)

a)

Exploration Risk (continued)

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

c)

Credit Risk

The Corporation's accounts receivable is with Bourbon County Pipeline LLC, a buyer in the oil and gas industry and is subject to normal industry credit risks.

8.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at December 31, 2006 is $284,132 (2005 - $241,377) due to directors and to companies related by virtue of common ownership or common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

9.

LOANS AND NOTE PAYABLE

	2006	2005

i) Loans From Related Parties

On December 20, 2004, the Company entered into an agreement with two related corporations whereby the related corporations agreed to lend $200,000 to the Company.  The amounts owing are secured by the Company’s interest in nine Kansas gas wells (Note 6(ii)) and bear interest at 4% per annum and are due on April 15, 2005.  The Company received $100,000 of the loan proceeds in December 2004, and the remaining $100,000 in early January 2005.

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$216,371	$208,049

ii) Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. This convertible feature expired in 2002.	11,313	11,313
	227,684	219,362
Less: Current portion	227,684	11,313

	$-	$208,049

10.

CAPITAL STOCK

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

DECEMBER 31, 2006

10.

CAPITAL STOCK (Continued)

i)

Common Stock (Continued)

d)

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

e)

On June 27, 2006, 1,405,000 stock purchase warrants were exercised at $0.10 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.33 the net issuance of common stock was 979,242 shares.

f)

On September 18, 2006, 520,000 stock purchase warrants were exercised at $0.06 on a cashless exercise basis.  As the market price of the common stock on the exercise date was $0.155 the net issuance of common stock was 318,710 shares.

g)

On December 22, 2006, the Company completed a private placement of 1,568,000 units at $0.125 per unit for total cash proceeds of $196,000.  Each unit consists of one share and one share purchase warrant exercisable at a price of $0.20 per share expiring one year after the date of issuance.

h)

During the year ended December 31, 2006 1,775,000 stock options were exercised at various prices ranging from $0.03 to $0.10 resulting in the Company receiving on aggregate $83,500.

ii)

Warrants

The following is a summary of the warrant activity during the years ended December 31, 2006 and 2005:

	2006		2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	4,110,000	$0.11	4,110,000	$0.11

Granted	9,068,000	0.20
Exercised	(1,925,000)	(0.09)
Expired	(2,185,000)	(0.12)	-	-

Outstanding, end of year	9,068,000	$0.20	4,110,000	$0.11

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

10.

CAPITAL STOCK (Continued)

ii)

Warrants (Continued)

The following is a summary of the warrants outstanding at December 31, 2006:

Number Of Shares	Exercise Price	Expiry Date

7,000,000	$0.20	April 17, 2007
500,000	0.20	May 24, 2007
1,568,000	0.20	December 22, 2007

9,068,000

iii)

Stock Options

The Company approved the 2000 Stock Option Plan (the “Plan”) for directors, employees and consultants of the Company.  The Company originally reserved 3,000,000 shares of common stock of its unissued share capital for the Plan.  During the year ended December 31, 2006 the Company increased this reserve to 4,000,000.  The Plan provides for vesting of options granted pro-rata over five months from the date of grant.

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

d)

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

10.

CAPITAL STOCK (Continued)

iii)

Stock Options (Continued)

The following is a summary of the stock option activity during the years ended December 31, 2006 and 2005:

	2006		2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	2,900,000	$0.08	1,700,000	$0.17

Granted	1,400,000	0.15	1,700,000	0.03
Exercised	(1,775,000)	(0.05)
Expired	(725,000)	(0.18)	(500,000)	(0.20)

Outstanding, end of year	1,800,000	$0.12	2,900,000	$0.08

The following is a summary of the status of stock options outstanding and exercisable at December 31, 2006:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

200,000	$0.10	1.43 years
950,000	0.03	3.80 years
100,000	0.04	3.11 years
300,000	0.26	3.15 years
50,000	0.33	3.18 years
200,000	0.38	3.25 years

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

10.

CAPITAL STOCK (Continued)

iv)

Stock-Based Compensation (Continued)

The total fair value of the 1,400,000 options granted during the year ended December 31, 2006 was $292,500 (2005 - $nil) based on the Black-Scholes option pricing model.  Since the options vested immediately, the Company recorded $292,500 (2005 - $nil) in stock-based compensation for options granted.

All options granted in prior periods were fully vested as of the latest fiscal year end, December 31, 2005, and no adjustment was required under the transitional provisions of FASB 123R to reflect unvested options as of the commencement of the current period.

The weighted average assumptions used in calculating the fair value of stock options granted during the year ended December 31, 2006 using the Black-Scholes option pricing model are as follows:

2006

Risk-free interest rate	3.78%
Expected life of the options	3 years
Expected volatility	145.49%
Expected dividend yield	-

During the year the Company issued an aggregate of 1,758,000 units to employees, directors or consultants as a result of the private placements for 7,500,000 units and 1,568,000 units completed by the Company during the year.  The total fair value of the 1,758,000 warrants issued to employees, directors or consultants based on the Black-Scholes option pricing model was $274,500.  Since the warrants vested immediately the Company recognized $274,500 as stock-based compensation in respect of these issuances during the year ended December 31, 2006.

The weighted average assumptions used in calculating the fair value of warrants issued during the year ended December 31, 2006 using the Black-Scholes option pricing model are as follows:

2006

Risk-free interest rate	3.96%
Expected life of the warrant	1 year
Expected volatility	141.62%
Expected dividend yield	-

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

11.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2006	2005

Loss before income taxes	$(2,414,794)	$(197,455)
Unrecognized items for tax purposes	1,559,356	-

	(855,438)	(197,455)

Income tax recovery at 34% (estimated)	$290,200	$67,000
Unrecognized benefit of operating loss carry forwards	(290,200)	(67,000)

Income tax recovery	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2006	2005

Operating loss carryforwards	$4,701,133	$3,845,695
Natural gas and oil properties	383,000	383,000
	5,084,133	4,228,695
Statutory tax rate	34%	34%

Deferred income tax asset	1,729,000	1,438,800
Valuation allowance	(1,729,000)	(1,438,800)

Net deferred tax assets	$-	$-

The Company has approximately $4,701,133 (2005 - $3,845,695) of operating loss carry forwards which expire beginning in 2017.  The Company has natural gas and oil properties available to further reduce taxable income of $383,000.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and it is more likely than not that these benefits will not be realized.

12.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the year ended December 31, 2006, the Company paid or accrued $159,000 (2005 - $118,500) in consulting fees to directors and to a company related by a common director, $12,000 (2005 - $9,000) in legal fees to a company controlled by a director, and $4,158 (2005 - $3,000) in interest expense to a company with common directors.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

12.

RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2006, persons related to the Directors subscribed to 810,000 units of the 7,500,000 unit private placement.  The Company has charged $246,491 (2005 - $nil) of stock based compensation, to record the fair value attributable to these units.

During the year ended December 31, 2006, persons related to the Directors subscribed to 888,000 units of the 1,568,000 unit private placement.  The Company has charged $17,600 (2005 - $nil) of stock based compensation, to record the fair value attributable to these units.

13.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

i)

The commitment for rent on the Company premises, in the amount of $2,000 (2005 - $750) per month, is on a month-to-month basis.

ii)

Pursuant to an agreement with Arrandale Financial Corp. (Note 6(ii)) the Company has guaranteed the obligations of Arrandale under the Thomasson purchase agreement and has a commitment to issue 2 million restricted common shares. (Note 6(ii))

14.

PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement.  The financial statements for December 31, 2006 have reflected the cost of the judgment in the cumulative data.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended December 31, 2006, the following non-cash investing and financing activities occurred:

i)

The Company issued 252,433 shares of common stock on settlement of accounts payable totaling $68,157.

ii)

The Company issued 300,000 shares of common stock pursuant to investor relations contracts, totaling $45,000.

iii)

The Company issued 1,297,952 shares of common stock on the cashless exercise of 1,925,000 warrants.

iv)

The Company issued 830,000 units of common stock on settlement of advances payable totaling $83,000.

v)

The Company issued 1,500,000 units of common pursuant to an oil and gas property agreement totaling $150,000.

During the year ended December 31, 2005, the following non-cash investing and financing activities occurred:

a)

The Company issued 5,086,666 shares of common stock on settlement of accounts payable totaling $152,600.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2006

16.

SUBSEQUENT EVENT

The following events occurred subsequent to December 31, 2006 that were not disclosed elsewhere in the financial statements:

i)

Stock options to purchase up to 1,650,000 common stock of the Company at $0.08 per share were granted to directors and employees on January 12, 2007 pursuant to the terms and conditions of the Litewave Corp. 2000 Stock Option Plan.

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

Dated:      April 13, 2007

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

Date: April 13, 2007	/s/ Ian Lambert
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

Date: April 13, 2007	/s/ Harvey Lawson
Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of LITEWAVE CORP. on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert, President, CEO and Director

April 13, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of LITEWAVE CORP. on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, CFO and Director

April 13, 2007