Form 10QSB
period 2007-03-31
LITEWAVE CORP
filed 2007-05-15
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

  (Mark One)

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

            period ended March 31, 2007

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

                             YES [X]    NO [ ]

As of March 31, 2007:  75,715,275 shares of common stock were outstanding.

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

            SIGNATURES

     PART I

ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	March 31	December 31
	2007	2006

ASSETS

Current
Cash	$53,283	$135,023
Accounts receivable	35,606	62,541
Goods and Services Tax receivable	6,055	3,200
	94,944	200,764

Equipment (Note 4)	812	896

Natural Gas and Oil Properties (Note 5)
Unproved properties	1,251,944	1,221,791

	$1,347,700	$1,423,451

LIABILITIES

Current
Accounts payable and accrued liabilities	$594,578	$630,077
Advances payable (Note 6)	482,150	451,491
Current portion of loans and note payable (Note 7)	229,844	227,684
	1,306,572	1,309,252
Commitments And Contractual Obligations (Note 10)

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
75,715,275 common stock (December 31, 2006 – 75,715,275)	75,715	75,715

Additional paid-in capital	7,160,523	6,681,973

Deficit Accumulated During The Exploration Stage	(7,195,110)	(6,643,489)
	41,128	114,199

	$1,347,700	$1,423,451

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

(Unaudited)

STATEMENTS OF OPERATIONS

 (Stated in U.S. Dollars)

			Cumulative
			Period From
			June 30
	Three Month Period Ended		1989 (Inception) To
	March 31		March 31
	2007	2006	2007

Expenses
Amortization	84	-	340
Consulting	52,500	47,500	2,664,519
Foreign exchange (gain) loss	(567)	(305)	18,963
General and administrative	1,188	1,560	80,887
Interest charges	4,910	4,571	52,017
Marketing and promotion	1,865	186,000	596,821
Permits and licenses	-	-	1,150
Professional fees	14,880	10,571	467,849
Rent	5,905	1,974	79,991
Salaries and benefits	-	-	36,770
Stock based compensation	128,550	292,500	695,650
Telephone and utilities	1,229	1,237	72,475
Transfer agent and filing fees	45	1,055	28,828
Travel	6,278	7,109	316,551
Website development	-	-	82,785
	216,867	553,772	5,195,596

Loss Before the Following Items	(216,867)	(553,772)	(5,195,596)

Other Items
Incidental revenue from gas sales (net)	15,246	20,069	34,828
Write off of advances receivable	-	-	(178,311)
Write down of natural gas and oil properties	-	-	(383,000)
Provision for settlement of litigation	-	-	(139,133)
Write off of accounts payable	-	-	9,102
Write off of intellectual and property rights	-	-	(1,000)
Stock accretion expense	(350,000)	-	(1,342,000)
	(334,754)	(20,069)	1,999,514

Net Loss For the Period	$(551,621)	$(533,703)	$(7,195,110)

Basic And Diluted Loss Per Common Share Outstanding	$(0.01)	$(0.01)

Weighted Average Number Of Common Shares Outstanding	75,715,275	63,538,800

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

(Unaudited)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			Period From
			June 30
	Three Month Period Ended		1989 (Inception) To
	March 31		March 31
	2007	2006	2007

Cash provided by (used in):

Operating Activities
Net loss	$(551,621)	$(533,703)	$(7,195,110)
Items not involving cash:
Amortization	84	-	340
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Investor relations expenses paid by shares of common stock	-	45,000	45,000
Write off of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(9,102)
Write down of natural gas and oil properties	-	-	383,000
Interest accrued on loans	2,160	2,000	18,531
Stock-based compensation	128,550	292,500	695,650
Stock accretion expense	350,000	-	1,342,000
	(70,827)	(194,203)	(2,955,797)
Changes in non-cash operating working capital items:
(Increase) in Goods and Services Tax receivable	(2,855)	(787)	(6,055)
(Increase) Decrease in accounts receivable	26,935	(59,111)	(35,606)
(Increase) in prepaid expenses	-	(50,000)	-
Decrease in prepaid development expense	-	-	46,800
Increase (Decrease) in accounts payable and accrued liabilities	(35,499)	17,824	849,931
	(82,246)	(286,277)	(2,100,727)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of equipment	-	-	(1,152)
Acquisition of natural gas and oil property and equipment	(11,704)	-	(389,934)
Acquisition of intellectual and property rights	-	-	(1,000)
Exploration of natural gas and oil properties	(18,449)	(49,966)	(543,253)
	$(30,153)	$(49,966)	$(1,119,650)

(Continued)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

(Unaudited)

STATEMENTS OF CASH FLOWS (Continued)

(Stated in U.S. Dollars)

		Period From
		June 30
Three Month Period			1989 (Inception) To
December 31			March 31
2007		2006	2007

Financing Activities
Advances payable	$30,659	$17,477	$809,151
Loan proceeds	-	-	200,000
Note payable	-	-	1,282,419
Share subscriptions received	-	517,000	-
Issuance of common stock	-	52,000	993,500
Share issuance costs	-	-	(11,410)
	30,659	586,477	3,273,660

Change In Cash For The Year	(81,740)	250,234	53,283

Cash, Beginning Of Year	135,023	3,027	-

Cash, End Of Year	$53,283	$253,261	$53,283

Supplemental Cash Flow Information

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

MARCH 31, 2007

1.

BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2006.  The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006, has been omitted.  The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $7,195,110 for the period from June 30, 1989 (inception) to March 31, 2007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

MARCH 31, 2007

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

MARCH 31, 2007

4.

EQUIPMENT

	March 31	December 31
	2007	2006

Computer equipment and software	$1,152	$1,152
Less: Accumulated amortization	(340)	(256)

	$812	$896

5.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at March 31, 2007 and December 31, 2006:

	March 31	December 31
	2007	2006

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$60,000

- Roark Prospect, New York	361,704	350,000

Acquisition and Exploration costs
- Bourbon County, Kansas	509,460	491,011
- Grant County, Oklahoma	-	-

Pipeline	320,780	320,780

Total costs	$1,251,944	$1,221,791

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

(Unaudited)

MARCH 31, 2007

5.

NATURAL GAS AND OIL PROPERTIES (Continued)

ii)

Roark Prospect, New York

On March 22, 2006 the Company entered into an agreement with Arrandale Financial Corp. (“Arrandale”) to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York, consisting of oil and gas leases covering approximately 885 net acres.  Arrandale purchased an 80% interest in the Roark Prospect during February 2006 from Thomasson Partner Associates, Inc. (“Thomasson”).  As consideration for the acquisition of the Roark Prospect the Company 1) has guaranteed the obligations of Arrandale under its acquisition agreement with Thomasson and has made payments aggregating $11,704 at March 31, 2007 in respect of these obligations, 2) will make a payment of $150,000 (settled Note 15v) as reimbursement of lease acquisition costs and lease bonuses, and 3) will issue of 2 million restricted common shares of valued at $200,000. (Unissued at March 31, 2007).  As at March 31, 2007 title of the leases had not been transferred to the Company.

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

6.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at March 31, 2007 is $311,582 (December 31, 2006 is $284,132) due to directors and to companies related by virtue of common ownership or common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

MARCH 31, 2007

7.

LOANS AND NOTE PAYABLE

	March 31,	December 31,
	2007	2006

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

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$218,531	$216,371

ii) Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. This convertible feature expired in 2002.	11,313	11,313
	229,844	227,684
Less: Current portion	(229,844)	227,684

	$-	$-

8.

CAPITAL STOCK

i)

Common Stock

No Common shares were issued during the three month period ended March 31, 2007

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

MARCH 31, 2007

8.

CAPITAL STOCK (Continued)

ii)

Warrants

The following is a summary of the warrant activity during the period ended March 31, 2007 and the year ended December 31, 2006:

	March 31, 2007		December 31, 2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	9,068,000	$0.20	4,110,000	$0.11

Granted	-	-	9,068,000	0.20
Exercised	-	-	(1,925,000)	(0.09)
Expired	-	-	(2,185,000)	(0.12)

Outstanding, end of period	9,068,000	$0.20	9,068,000	$0.20

The following is a summary of the warrants outstanding at March 31, 2007:

Number Of Shares	Exercise Price	Expiry Date

7,000,000	$0.20	April 17, 2007 (Expired subsequently)
500,000	0.20	May 24, 2007
1,568,000	0.20	December 22, 2007

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

(Unaudited)

MARCH 31, 2007

8.

CAPITAL STOCK (Continued)

iii)

Stock Options (Continued)

Options granted under the Plan that have vested will expire the earlier of:

a)

five years from the date of grant;

b)

five years from the date of grant for options granted to shareholders owning greater than 10% of the Company;

a)

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

The following is a summary of the stock option activity during the period ended March 31, 2007 and the year ended December 31, 2006:

	March 31, 2007		December 31, 2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	1,800,000	$0.12	2,900,000	$0.08

Granted	1,650,000	0.08	1,400,000	0.15
Exercised	-	-	(1,775,000)	(0.05)
Expired	-	-	(725,000)	(0.18)

Outstanding, end of period	3,450,000	$0.10	1,800,000	$0.12

The following is a summary of the status of stock options outstanding and exercisable at March 31, 2007:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

200,000	$0.10	1.18 years
950,000	0.03	3.65 years
100,000	0.04	2.86 years
300,000	0.26	2.90 years
50,000	0.33	2.93 years
200,000	0.38	3.00 years
1,650,000	0.12	4.80 years

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

MARCH 31, 2007

8.

CAPITAL STOCK (Continued)

iv)

Stock-Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to additional paid in capital over the vesting period.  Upon exercise of the stock options, consideration paid by the option holder is recorded as an increase to share capital and additional paid-in capital.  Compensation costs attributable to the issuance of share purchase warrants to employees, directors or consultants, is measured at fair value at the date of issuance of the warrant and expensed with a corresponding increase to additional paid in capital at the time of issuance of the warrants.  Upon exercise of the warrant, consideration paid by the warrant holder is recorded as an increase to share capital and additional paid-in capital.

The total fair value of the 1,650,000 options granted during the three month period ended March 31, 2007 was $82,300 (March 31, 2006 - $292,500) based on the Black-Scholes option pricing model.  Since the options vested immediately, the Company recorded $82,300 (March 31, 2006 - $292,500) in stock-based compensation for options granted.

The weighted average assumptions used in calculating the fair value of stock options granted during the three month periods ended March 31, 2007 and March 31, 2006, using the Black-Scholes option pricing model are as follows:

	March 31,	March 31,
	2007	2006

Risk-free interest rate	3.97%	3.78%
Expected life of the options	3 years	3 years
Expected volatility	123.34%	145.49%
Expected dividend yield	-	-

During May 2006 the Company completed a private placement of 7,500,000 units.  Each unit consisted of one share (restricted from trading for 12 months) and one share purchase warrant.  At the time of the private placement the market value of the stock was in excess of the unit offering price. The total fair value of the restricted stock component of the offering based on market price at the subscription date was $1,585,000.  As the stock is restricted from trading for 12 months from issuance, the company has recognized $350,000 (2006 - $nil) of stock accretion expense and $46,250 (2006 - $nil) of stock based compensation (for employees, directors and consultants) during the three month period ended March 31, 2007.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

MARCH 31, 2007

9.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

During the three month period ended March 31, 2007, the Company paid or accrued $40,500 (2006 - $37,000) in consulting fees to directors and to a company related by a common director, $3,000 (2006 - $3,000) in legal fees to a company controlled by a director, $5,905 (2006 - $nil) in rent to a company related by common directors and $1,080 (2005 - $1,000) in interest expense to a company with common directors.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

During May 2006, persons related to the Directors subscribed to 810,000 units of the 7,500,000 unit private placement.  During the three month period ended March 31, 2007 the Company has charged $43,060 (2006 - $nil) of stock based compensation, to record the fair value attributable to these units.

10.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

i)

The commitment for rent on the Company premises, in the amount of Cdn$2,300 (2006 - Cdn$750) per month, is on a month-to-month basis.

ii)

Pursuant to an agreement with Arrandale Financial Corp. (Note 6(ii)) the Company has guaranteed the obligations of Arrandale under the Thomasson purchase agreement and has a commitment to issue 2 million restricted common shares. (Note 6(ii))

11.

PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement.  The financial statements for March 31, 2007 have reflected the cost of the judgment in the cumulative data.

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

The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state and local laws and regulations relating primarily to the protection of human health and the environment.

No significant expenditures related to complying with these laws have been incurred by the Company.  The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

The Company's business development plan is initially focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects.  To date, execution of the current business plan has largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.  As of March 31, 2007 we have spent approximately $830,240 on our Bourbon County, KS, prospect. The Company wrote off its investment in the Grant County prospect.

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

Litewave plans to drill an initial well targeting the Oriskany Sandstone on a large soil iodine anomaly that extends east and north of the Howard Field, near the point of intersection coincidental with the westward projection of the Howard Field.  Consulting Geologists indicate that the real extent of the anomaly is approximately double that of the drilled extent of the Howard Field, so a target with potential in the range of 8 to 10 BCFG is anticipated.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At March 31, 2007, the Company had a working capital deficiency of approximately $1,211,628 in loans and notes payable, advances payable and accounts payable and accrued liabilities.  It is anticipated that management will be able to fund the company's base operations by way of further private placements for up to twelve months.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at March 31, 2007, states that the future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues and debt or equity financings to cover its operating costs.

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

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $300,000 over the next nine to twelve months to continue with the expansion of oil and natural gas properties and to repay loans received to build a supplementary pipeline to sell its natural gas. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all.  Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

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

The following discussion and analysis explains the financial condition for the period from January 1, 2007 to March 31, 2007, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2006.

Revenues.  The Company does not anticipate generating production revenue other than revenue from incidental pre production gas sales until approximately the second half of 2007.  The Company’s first other income from incidental gas sales was generated during the period March 1, 2006 to March 31, 2007, with none prior to that date.

Expenses.  For the period from January 1, 2007 to March 31, 2007, the Company incurred expenses of $ 128,550 for stock based compensation; $350,000 for stock accretion expense; $40,500 for consulting fees to directors and a company related by a common director, $3,000 in legal fees to company controlled by a director, $1,080 in interest expenses to a company with common directors, $5,905 in rent to a company with common directors, and $12,000 in other consulting fees; marketing and promotion of $1,865; general and administrative expenses of $1,188; transfer agent and filing fees of $45; professional fees of $14,880; $3,830 in other interest expense; $6,278 for travel expenses; and $1,229 for telephone expenses.

For the period from January 1, 2006 to March 31, 2006, the Company incurred expenses of $37,000 for consulting fees to directors and a company related by a common director, $3,000 in legal fees to company controlled by a director, $1,000 in interest expenses to a company with common directors, and $10,500 in other consulting fees; marketing and promotion of $186,000; general and administrative expenses of $1,560; transfer agent and filing fees of $1,055; professional fees of $10,571; rent of $1,974; $3,571 in other interest expense; $1,055 for travel expenses and $1,237 for telephone expenses.

Net Loss.  For the period from January 1, 2007 to March 31, 2007, the Company recorded a loss from operations of $551,621 after charges of $128,550 for stock based compensation and $350,000 for stock accretion expense.  The total net loss since inception through to March 31, 2007, was $7,195,110

As at March 31, 2007 certain management, business associates and related parties have advanced a total of $218,531 to the Company to cover operating costs including $200,000 to cover pipeline construction advanced during 2004 and 2005.  As of March 31, 2007, the working capital deficiency was $1,211,628.

A.  RESULTS OF OPERATIONS

At this time, the Company has generated other income from incidental sales of natural gas operations through the shipment of natural gas during the pre-production testing phase to market in Bourbon County, Kansas.  To March 31, 2007, the Company has been testing the production from a total of fourteen wells, with 4 in development phase.  The Company anticipates the commencement of production revenue generating operations in Kansas toward the latter half of 2007 from some fourteen wells.   A new compressor has been installed on its supplementary pipeline approximately at the end of August, which is expected to result in increased daily production over that experienced during the development and test phase.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated expansion of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $1,211,628 at March 31, 2007.  The Company has been pursuing private placements to finance business development, repay pipeline construction loans of $218,531, and accounts payable of $594,578 at March 31, 2007, and is negotiating to settle the outstanding advances payable of $482,150 by conversion to private placement shares.  In the meantime, the Company has met its obligations through funds loaned by certain management and non-related third parties.

The Company has developed a budget for Capital Expenditures for 2007.  By the end of 2007, the Company intends to complete the drilling of a further eighteen wells on its leasehold properties in Kansas and Missouri.  The anticipated budget for this Capital Expenditure is $470,000.  As well, the Company is awaiting an AFE for drilling an initial well in 2007 on its new Roark Property acquisition in Steuben County, New York.  The completion costs are anticipated to be in the $500,000 range.

C.  LIQUIDITY

The Company is liquid at the present time from the proceeds of private placements, and has been dependent upon loans and small private placements to provide funds to maintain its activities, though the Company expects to be able to raise larger amounts of funds through the issuance of shares over the next six to twelve months in addition to planned production revenue scheduled to commence by the end of the third quarter this year.

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

ITEM 2.  CHANGES IN SECURITIES

No Common shares were issued during the three month period ended March 31, 2007

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

Dated:      May 14, 2007

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

Date: May 14, 2007

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

a.

All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

 b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: May 14, 2007

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert, President, CEO and Director

May 14, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, CFO and Director

May 14, 2007