Form 10QSB
period 2007-06-30
LITEWAVE CORP
filed 2007-08-14
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

                  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

period ended June 30, 2007

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

YES [X]    NO [ ]

As of June 30, 2007:  75,715,275 shares of common stock were outstanding.

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

            SIGNATURES

     PART I

     ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

JUNE 30, 2007

(Stated in U.S. Dollars)

(Unaudited)

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	DECEMBER 31
	2007	2006
		(Audited)

ASSETS

Current
Cash	$20,930	$135,023
Accounts receivable	40,034	62,541
Goods and Services Tax recoverable	9,328	3,200
	70,292	200,764

Equipment	728	896
Natural Gas and Oil Properties
Unproved properties	1,270,133	1,221,791

	$1,341,153	$1,423,451

LIABILITIES

Current
Accounts payable and accrued liabilities	$620,264	$630,077
Advances payable	521,552	451,491
Current portion of loans and note payable	232,004	227,684
	1,373,820	1,309,252

Contingencies And Contractual Obligations (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Share Capital
Authorized:
100,000,000 common voting stock with a par value of $0.001

Issued:
75,715,275 common stock (December 31, 2006 – 75,715,275)	75,715	75,715

Additional paid-in capital	7,226,273	6,681,973

Deficit Accumulated During The Exploration Stage	(7,334,655)	(6,643,489)
	(32,667)	114,199

	$1,341,153	$1,423,451

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2007	2006	2007	2006	2007

Expenses
Amortization	$84	$84	$168	$84	$424
Consulting	52,500	52,500	105,000	100,000	2,717,019
Foreign exchange (gain) loss	2,805	(2,269)	2,238	(2,574)	21,768
General and administrative	2,724	4,266	3,912	5,826	83,611
Interest expense	4,910	4,549	9,820	9,120	56,927
Marketing and promotion	-	298,289	1,865	484,289	596,821
Permits and licenses	-	-	-	-	1,150
Professional fees	8,559	19,413	23,439	29,984	476,408
Rent	6,244	1,995	12,149	3,969	86,235
Salaries and benefits	-	-	-	-	36,770
Stock-based compensation	7,750	164,500	136,300	457,000	703,400
Telephone and utilities	384	1,223	1,613	2,460	72,859
Transfer agent and filing fees	370	902	415	1,957	29,198
Travel	1,357	19,597	7,635	26,706	317,908
Website development	711	11,938	711	11,938	83,496
	88,398	576,987	305,265	1,130,759	5,283,994

Loss before the Following Items	(88,398)	(576,987)	(305,265)	(1,130,759)	(5,283,994)

Incidental revenue from gas sales (net)	6,853	9,026	22,099	29,095	41,681
Write off of advances receivable	-	-	-	-	(178,311)
Write down of natural gas and oil properties	-	-	-	-	(383,000)
Provision for settlement of litigation	-	-	-	-	(139,133)
Write off of accounts payable	-	-	-	-	9,102
Write off of intellectual property rights	-	-	-	-	(1,000)
Stock accretion expense	(58,000)	(292,000)	(408,000)	(292,000)	(1,400,000)
	(51,147)	(282,974)	(385,901)	(262,905)	(2,050,661)

Net Loss For the Period	$(139,545)	$(859,961)	$(691,166)	$(1,393,664)	$(7,334,655)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30		PERIOD FROM INCEPTION JUNE 30, 1989 TO JUNE 30, 2007
	2007	2006	2007	2006

Basic And Diluted Loss Per Common Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted Average Number of Common
Shares Outstanding	75,715,275	67,484,338	75,715,275	66,906,177

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2007	2006	2007	2006	2007
Cash Provided By (Used In):

Operating Activities
Net loss for the period	$(139,545)	$(859,961)	$(691,166)	$(1,393,664)	$(7,334,655)

Items not involving cash:
Amortization	84	84	168	84	424
Website development expenses paid by shares of common stock	-	-	-	-	56,900
Professional fees paid by shares of common stock	-	-	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	-	-	1,396,362
Write off of advances receivable	-	-	-	-	184,311
Professional fees paid by stock options	-	-	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	-	-	11,740
Investor relations expenses paid by shares of common stock	-	-	-	45,000	45,000
General and administrative expenses paid by shares of common stock	-	-	-	-	3,000
Write off of intellectual and property rights	-	-	-	-	1,000
Write off of accounts payable	-	-	-	-	(9,102)
Write down of natural gas and oil properties	-	-	-	-	383,000
Interest accrued on loans	2,160	2,000	4,320	4,000	20,691
Stock based compensation	7,750	164,500	136,300	457,000	703,400
Stock accretion expense	58,000	292,000	408,000	292,000	1,400,000
	(71,551)	(401,377)	(142,378)	(595,580)	(3,027,348)
Changes in non-cash operating working capital items:
(Increase) in Goods and Services Tax receivable	(3,273)	(4,796)	(6,128)	(5,583)	(9,328)
Decrease (Increase) in accounts receivable	(4,428)	54,944	22,507	(4,167)	(40,034)
Decrease (Increase) in prepaid expenses	-	45,675	-	(4,325)	-
Decrease in prepaid development expense	-	-	-	-	46,800
(Decrease) Increase in accounts payable and accrued liabilities	25,686	28,895	(9,813)	(21,438)	875,617
	$(53,566)	$(276,659)	$(135,812)	$(631,093)	$(2,154,293)

Continued

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					JUNE 30
	THREE MONTHS ENDED		SIX MONTHS ENDED		1989 TO
	JUNE 30		JUNE 30		JUNE 30
	2006	2005	2006	2005	2006

Cash Provided By (Used In):

Operating Activities (See above)	$(53,566)	$(276,659)	$(135,812)	$(631,093)	$(2,154,293)

Investing Activities
Advances receivable	-	-	-	-	(184,311)
Acquisition of equipment	-	(1,152)	-	(1,152)	(1,152)
Acquisition of natural gas and oil property and equipment	-	(32,968)	(11,704)	(14,777)	(389,934)
Acquisition of intellectual and property rights	-	-	-	-	(1,000)
Deposit with drilling contractor	-	-	-	-	-
Exploration of natural gas properties	(18,189)	(56,719)	(36,638)	(56,719)	(561,442)
	(18,189)	(90,839)	(48,342)	(72,648)	(1,137,839)
Financing Activities
Advances payable	39,402	184,991	70,061	202,468	848,553
Loan proceeds	-	-	-	-	200,000
Note payable	-	-	-	-	1,282,419
Issuance of common stock	-	9,000	-	578,000	993,500
Share issuance costs	-	(11,410)	-	(11,410)	(11,410)
	39,402	182,581	70,061	769,058	3,313,062

Change In Cash For The Period	(32,353)	(184,917)	(114,093)	65,317	20,930

Cash, Beginning Of Period	53,283	253,261	135,023	3,027	-

Cash, End Of Period	$20,930	$68,344	$20,930	$68,344	$20,930
Supplemental Cash Flow Information
Cash Paid During The Period For
Interest expense	$-	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

JUNE 30, 2007

1.

BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.  The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted.  The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $7,334,655 for the period from June 30, 1989 (inception) to June 30, 2007.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

JUNE 30, 2007

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

JUNE 30, 2007

4.

EQUIPMENT

	June 30	December 31
	2007	2006

Computer equipment and software	$1,152	$1,152
Less: Accumulated amortization	(424)	(256)

	$728	$896

5.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at June 30, 2007 and December 31, 2006:

	June 30	December 31
	2007	2006

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$60,000

- Roark Prospect, New York	361,704	350,000

Acquisition and Exploration costs
- Bourbon County, Kansas	527,649	491,011
- Grant County, Oklahoma	-	-

Pipeline	320,780	320,780

Total costs	$1,270,133	$1,221,791

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

JUNE 30, 2007

5.

NATURAL GAS AND OIL PROPERTIES (Continued)

ii)

Roark Prospect, New York

On March 22, 2006 the Company entered into an agreement with Arrandale Financial Corp. (“Arrandale”) to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York, consisting of oil and gas leases covering approximately 885 net acres.  Arrandale purchased an 80% interest in the Roark Prospect during February 2006 from Thomasson Partner Associates, Inc. (“Thomasson”).  As consideration for the acquisition of the Roark Prospect the Company 1) has guaranteed the obligations of Arrandale under its acquisition agreement with Thomasson and has made payments aggregating $11,704 at June 30, 2007 in respect of these obligations, 2) will make a payment of $150,000 (settled by stock issuance) as reimbursement of lease acquisition costs and lease bonuses, and 3) will issue of 2 million restricted common shares of valued at $200,000. (Unissued at June 30, 2007).  As at June 30, 2007 title of the leases had not been transferred to the Company.

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

6.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at June 30, 2007 is $365,984 (December 31, 2006 is $284,132) due to directors and to companies related by virtue of common ownership or common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

JUNE 30, 2007

7.

LOANS AND NOTE PAYABLE

	June 30,	December 31,
	2007	2006

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

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$220,691	$216,371

ii) Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. This convertible feature expired in 2002.	11,313	11,313
	232,004	227,684
Less: Current portion	(323,004)	227,684

	$-	$-

8.

CAPITAL STOCK

i)

Common Stock

No Common shares were issued during the six month period ended June 30, 2007

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

JUNE 30, 2007

8.

CAPITAL STOCK (Continued)

ii)

Warrants

The following is a summary of the warrant activity during the six month period ended June 30, 2007 and the year ended December 31, 2006:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	9,068,000	$0.20	4,110,000	$0.11

Granted	-	-	9,068,000	0.20
Exercised	-	-	(1,925,000)	(0.09)
Expired	7,500,000	0.20	(2,185,000)	(0.12)

Outstanding, end of period	1,568,000	$0.20	9,068,000	$0.20

The following is a summary of the warrants outstanding at June 30, 2007:

Number Of Shares	Exercise Price	Expiry Date

1,568,000	0.20	December 22, 2007

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

JUNE 30, 2007

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

The following is a summary of the stock option activity during the six month period ended June 30, 2007 and the year ended December 31, 2006:

	June 30, 2007		December 31, 2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	1,800,000	$0.12	2,900,000	$0.08

Granted	1,650,000	0.08	1,400,000	0.15
Exercised	-	-	(1,775,000)	(0.05)
Expired	-	-	(725,000)	(0.18)

Outstanding, end of period	3,450,000	$0.10	1,800,000	$0.12

The following is a summary of the status of stock options outstanding and exercisable at June 30, 2007

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

200,000	$0.10	0.93 years
950,000	0.03	3.40 years
100,000	0.04	2.61 years
300,000	0.26	2.65 years
50,000	0.33	2.68 years
200,000	0.38	2.75 years
1,650,000	0.12	4.55 years

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

JUNE 30, 2007

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

The total fair value of the 1,650,000 options granted during the six month period ended June 30, 2007 was $82,300 based on the Black-Scholes option pricing model.  Since the options vested immediately the Company recorded $82,300 (June 30, 2006 - $418,500) in stock-based compensation for options vesting during the six month period.

The weighted average assumptions used in calculating the fair value of stock options granted during the six month periods ended June 30, 2007 and June 30, 2006, using the Black-Scholes option pricing model are as follows:

	June 30	June 30
	2007	2006

Risk-free interest rate	3.97%	3.78%
Expected life of the options	3 years	3 years
Expected volatility	123.34%	145.49%
Expected dividend yield	-	-

During May 2006 the Company completed a private placement of 7,500,000 units.  Each unit consisted of one share (restricted from trading for 12 months) and one share purchase warrant.  At the time of the private placement the market value of the stock was in excess of the unit offering price. The total fair value of the restricted stock component of the offering based on market price at the subscription date was $1,585,000.  As the stock is restricted from trading for 12 months from issuance, the company has recognized $408,000 (2006 - $292,000) of stock accretion expense and $54,000 (2006 - $38,500) of stock based compensation (for employees, directors and consultants) during the six month period ended June 30, 2007.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

(Unaudited)

JUNE 30, 2007

9.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

a)

Included in accounts payable is $3,015 (2006 - $nil) owing to a director and a company related by common directors.

b)

During the six month period ended June 30, 2007, the Company paid or accrued $81,000 (2006 - $78,000) in consulting fees to directors and to a company related by a common director, $6,000 (2006 - $6,000) in legal fees to a company controlled by a director, $12,149 (2006 - $nil) in rent to a company related by common directors and $2,160 (2005 - $2,000) in interest expense to a company with common directors.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

c)

During May 2006, persons related to the Directors subscribed to 810,000 units of the 7,500,000 unit private placement.  During the six month period ended March 31, 2007 the Company has charged $50,275 (2006 - $35,845) of stock based compensation, to record the fair value attributable to these units.

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

11.

PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement.  The financial statements for June 30, 2007 have reflected the cost of the judgment in the cumulative data.

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

The Company's business development plan is initially focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects.  To date, execution of the current business plan has largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.  As of June 30, 2007 we have spent approximately $848,429 on our Bourbon County, KS, prospect. The Company wrote off its investment in the Grant County prospect.

During 2005, the Company announced that it entered into an agreement with Arrandale Financial Corp. to acquire an 75% net revenue interest in the Roark Prospect, Steuben County, New York consisting of oil and gas leases covering approximately 885 net acres.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At June 30, 2007, the Company had a working capital deficiency of approximately $1,303,528 in loans and notes payable, advances payable and accounts payable and accrued liabilities.  It is anticipated that management will be able to fund the company's base operations by way of further private placements for up to twelve months.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at June 30, 2007, states that the future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues and debt or equity financings to cover its operating costs.

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

As of the date of this filing, incidental natural gas sales have commenced, with limited incidental revenue from gas sales having been received by the Company commencing in April, 2006 from the shipment of natural gas during the pre-production testing phase production commencing in February 2006.  Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $300,000 over the next six to twelve months to continue with the expansion of oil and natural gas properties and to repay loans received to build a supplementary pipeline to sell its natural gas. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all.  Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

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

The next phase of funding is anticipated to require approximately $300,000 depending upon further acquisition and drilling plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it might put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2007 to June 30, 2007, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2006.

Revenues.  The Company does not anticipate generating production revenue other than revenue from incidental pre production gas sales until approximately the second half of 2007.  The Company’s first other income from incidental gas sales was generated during the period March 1, 2006 to June 30, 2007, with none prior to that date.

Expenses.  For the period from January 1, 2007 to June 30, 2007, the Company incurred expenses of $136,300 for stock based compensation; $408,000 for stock accretion expense; $81,000 for consulting fees to directors and a company related by a common director, $6,000 in legal fees to a company controlled by a director, $4,320 in interest expenses to a company with common directors, $12,149 in rent to a company with common directors, and $24,000 in other consulting fees; marketing and promotion of $1,865; general and administrative expenses of $3,912; transfer agent and filing fees of $415; professional fees of $17,439; $5,500 in other interest expense; $7,635 for travel expenses; and $1,613 for telephone expenses.

For the period from January 1, 2006 to June 30, 2006, the Company incurred expenses of $78,000 for consulting fees to directors and a company related by a common director, $6,000 in legal fees to company controlled by a director, $2,000 in interest expenses to a company with common directors, and $22,000 in other consulting fees; marketing and promotion of $484,289; general and administrative expenses of $5,826; transfer agent and filing fees of $1,957; professional fees of $23,984; rent of $3,969; $7,120 in other interest expense; $26,706 for travel expenses and $2,460 for telephone expenses.

Net Loss.  For the period from January 1, 2007 to June 30, 2007, the Company recorded a loss from operations of $691,166 after charges of $136,300 for stock based compensation and $408,000 for stock accretion expense.  The total net loss since inception through to June 30, 2007, was $7,334,655

As at June 30, 2007 certain management, business associates and related parties have advanced a total of $365,984 to the Company to cover operating costs including $200,000 to cover pipeline construction advanced during 2004 and 2005.  As of June 30, 2007, the working capital deficiency was $1,303,528.

A.  RESULTS OF OPERATIONS

At this time, the Company has generated other income from incidental sales of natural gas operations through the shipment of natural gas during the pre-production testing phase to market in Bourbon County, Kansas.  To June 30, 2007, the Company has been testing the production from a total of fourteen wells, with 4 in development phase.  The Company anticipates the commencement of production revenue generating operations in Kansas toward the latter half of 2007 from some fourteen wells.   A new compressor has been installed on its supplementary pipeline approximately at the end of August, which is expected to result in increased daily production over that experienced during the development and test phase.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated expansion of operations might occur.

B.  CAPITAL RESOURCES

The Company had a working capital deficiency of $1,303,528 at June 30, 2007.  The Company has been pursuing private placements to finance business development, repay pipeline construction loans of $220,691, and accounts payable of $620,264 at June 30, 2007, and is negotiating to settle the outstanding advances payable of $521,552 by conversion to private placement shares.  In the meantime, the Company has met its obligations through funds loaned by certain management and non-related third parties.

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

C.  LIQUIDITY

The Company is liquid at the present time from the proceeds of private placements and incidental gas sales, and has been dependent upon loans and small private placements to provide funds to maintain its activities, though the Company expects to be able to raise larger amounts of funds through the issuance of shares over the next six to twelve months in addition to planned production revenue scheduled to commence by the end of the third quarter this year.

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

ITEM 2.  CHANGES IN SECURITIES

No Common shares were issued during the six month period ended June 30, 2007

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

Dated:      August 13, 2007

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

Date: August 13, 2007

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

a.

 All significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial data; and

 b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting; and

Date: August 13, 2007

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert, President, CEO and Director

August 13, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of LITEWAVE CORP. on Form 10-QSB for the quarter ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, CFO and Director

August 13, 2007