Form 10KSB
period 2007-12-31
LITEWAVE CORP
filed 2008-05-16
CIK 1096264

1

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

1166 Alberni Street, Suite 1006, Vancouver, BC V6E 3Z3

(Address of Principal Executive Offices)

(604) 628-1974

(Issuer's Telephone Number)

Copies to:

DIETERICH & MAZAREI, LP

11300 W. Olympic Blvd., #800

Los Angeles  CA  90064-1637

(310) 312-6888

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

Common Stock

----------------------------

(Title of Class)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.                                 YES [X]  NO [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.                  [X]

The Issuer's operational revenues for its most recent fiscal year ending December 31, 2007 were $ nil, with net incidental revenues of $32,458.  The Issuer's Common Shares outstanding at March 31, 2008 was 79,715,275.  The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2008 was $2,550,691 (based on 72,876,886 shares and on a closing price of $0.035).

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

DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT

The Company was incorporated in the State of Nevada on June 30, 1989 under the name "Homefront Safety Services of Nevada Inc." On April 26, 1999, by majority vote of the Shareholders and the Board of Directors, the Company's name was changed to "LITEWAVE CORP."  The Company's executive office is located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064, with an office at Suite 1006, 1166 Alberni Street, Vancouver, B.C., V6E 3Z3.

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

The Company is an exploration stage oil and gas company whose primary business during 2007 is engaged in the exploration for and development of natural gas through the acquisition of leases and drilling of gas wells in the States of Kansas and Missouri, in the United States.  The Bourbon County, Kansas project encompasses approximately 2,905 acres of prospective frontier natural gas lands.  The Vernon County, Missouri project comprises leases for 974 acres.

Through 2007, the Company held a 50 percent net working interest in its leases for all the lands and operated the well development projects.  All of the leases may be extended upon the exercise of options on the leases, which requires a well be drilled by each specific due date, or a further annual lease payment made.  For the year ending December 31, 2007 no lease option payments were due.

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

As a result, Management had been looking for opportunities to establish revenue in other areas.  Since then, several lease agreements have been negotiated, and the Company had commenced oil and gas exploration and development activities.  All of the leasing, development and drilling work was undertaken by contractors.

B.  BUSINESS OF THE ISSUER

The Company is an exploration-stage company whose primary business since 2003 has been in the oil and gas industry, acquiring 50% networking interest in various leases and drilling or planning to drill natural gas wells in the States of Kansas, Missouri and Oklahoma, in the United States.  See Item 2. Description of Property - Disclosure of Oil & Gas Operations.

In addition, the Company participated in a natural gas drilling project on the Northeast Deer Creek Prospect, Grant County, OK.  The AFE cost was estimated at $396,000, with the Company participating for approximately a 6.6% net working interest after return of invested capital of $44,000. The initial well on the Deer Creek Prospect was drilled mid December 2003, testing the Oswego/Big Lime formation at a depth of 3,950 feet.  The Operator encountered oil, gas and water, and the well was fraced and tested to determine if production was possible.   After extensive testing, the well failed to become an economic producer.

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

Operational sources of potential revenue include planned sales of natural gas from these shallow gas wells drilled in Bourbon County, Kansas, which commenced during 2006.  Management had completed the negotiation of a Gas Purchase Contract for delivery of natural gas from the wellhead to an established Buyer, Bourbon County Pipeline LLC.  During 2005, the Company commenced the construction and installation of facilities and an eleven mile pipeline gathering system necessary and required to deliver gas to the Buyer.  The Buyer had agreed to accept delivery of gas in accordance with the provisions of the Contract, calling for payment of 70% of the total price received by the Buyer at their point of resale.

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

The Company's business development plan had initially focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects.  To date, execution of the current business plan has largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.  As of September 30, 2007 we have spent approximately $811,791 including pipeline costs on our Bourbon County, KS, prospect.

In the course of bringing the wells into production a series of unexpected events occurred that affected the economics of the project. Unexpected insurance costs related to a railway crossing, compressor lease costs required to compete for pipeline space, and extremes in weather, both summer and winter, impacted the operation in such a way that the expected economics of low cost well development and operator experience were not realized.

In the second year of attempting to establish economic production the issue of water production became the final straw in terms of, the expectation of a low cost production operation.  Management decided that further expenditure involved risk that was not justified on what had become a low return project.

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

Litewave had been planning to drill an initial well targeting the Oriskany Sandstone on a large soil iodine anomaly that extends east and north of the Howard Field, near the point of intersection coincidental with the westward projection of the Howard Field.  Consulting Geologists had indicated that the areal extent of the anomaly is approximately double that of the drilled extent of the Howard Field, so a target with potential in the range of 8 to 10 BCFG was anticipated.

Because of the companies inability to raise funds for this work a drilling program has not been initiated for this property.

Currently there are two full time employees and one part-time employee who are also officers of our company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.  Given that Litewave is still in the formative stages of this new business direction, if the Company is unable to obtain needed funds or generate anticipated revenues, it could be forced to curtail or cease its activities.

C.  RISK FACTORS

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors.

Our independent auditors have expressed a going concern opinion.

As a result of our lack of revenue and accumulated deficit of $8,665,426 at December 31, 2007, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We have had a limited operating history and have generated no revenues or earnings to date.  We cannot make any assurances that these trends will improve and that we will generate profits from operations. Our short operating history makes it difficult to predict our future financial results.  If we do not begin generating profits, the price of our common stock may suffer and our stockholders may not be able to recover their initial investment.

We may need additional capital with which to implement our business plan.

There is no agreement with any third party to provide such capital.  Based on current plans, it is anticipated that the Company may not generate positive cash flow from oil and natural gas sales until at least 2009.  Such revenue, if any, may not continue, however, and additional equity or debt financing may be required in order to continue operations. In addition, if additional funding is required or it is determined appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on acceptable terms.  Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations, and financial condition, the result of which would be that stockholders could lose some or all of their investment.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company sub-lets space located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 at the rate of US $500 per month on a month-to-month basis.  Head office is located at Suite 1006, 1166 Alberni Street, Vancouver, B.C., Canada, V6E 3Z3.  The rent for this space is CDN $2,100 per month, on a month-to-month basis.  Management believes that adequate space is available for the foreseeable future.

DISCLOSURE OF OIL & GAS OPERATIONS

No estimate of natural gas reserves has been made for the fifteen potential production wells drilled on the shallow gas formation in Bourbon County, Kansas.

None of these wells have been placed into formal production to date, thus marketable production of natural gas has not commenced and no gross or net production forecasts can be determined at this time.

Until the aforementioned Sale to McGown Drilling, the Company had the right to a 50 percent net working interest in sixteen leases covering a total of 4,036 undeveloped acres.  The Bourbon County, Kansas project encompassed 2,905 acres of prospective natural gas lands on 10 leases.  The Vernon County, Missouri project comprises 5 leases for 974 acres.  The Woods County, Oklahoma lease covers 157 acres.

The Company had drilled sixteen wells in Bourbon County.  In late October 2003, Exact Engineering open-flow tested the nine wells drilled at the time, and determined that 5 were capable of sustained water free gas flow totalling 90 thousand cubic feet per day, two capable of an estimated 20 mcfpd which could not be measured due to associated water mixed with the gas, one which did not flow and one which had not yet been completed for production testing.

During the ensuing period, no well achieved those forecast levels of production.  Continuous water handling problems along with freezing weather restricted the ability of the operator to maintain adequate levels of production with incurring further capital investment which carried significant risk.  The decision was made to sell the operations in their entirety to the operator, McGown Drilling, in full settlement of outstanding obligations and obviation of future liability potential.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

Since October 20, 1998, the Company's stock has been listed for sale on the OTC Bulletin Board.  Pursuant the OTC Bulletin Board Eligibility Rule, the Company was delisted from the OTC Bulletin Board for non-compliance and quoted on the NASD "Pink Sheets" on December 16, 1999.  On September 1, 2000, the Company's securities were approved for re-listing on the OTC Bulletin Board. As of December 31, 2007 there were at least ten stock brokerage firms making a market in the Company's common stock.  The high ask and low bid prices of the Common Stock of the Company have been as follows:

Quarter Ending:         High ask per share:    Low bid per share:

----------------                    -------------------            ------------------

March 31, 2005

        $0.028                    $0.028

June 30, 2005

        $0.017                    $0.017

September 30, 2005

        $0.03                      $0.03

December 31, 2005

        $0.04                      $0.039

Quarter Ending:         High ask per share:    Low bid per share:

----------------                    -------------------             ------------------

March 31, 2006

        $0.51                      $0.037

June 30, 2006

        $0.47                      $0.141

September 30, 2006          $0.145                     $0.12

December 31, 2006

        $0.132                     $0.07

Quarter Ending:         High ask per share:    Low bid per share:

----------------                    -------------------            ------------------

March 31, 2007

        $0.19                      $0.06

June 30, 2007

        $0.11                      $0.08

September 30, 2007          $0.11                      $0.042

December 31, 2007

        $0.085                    $0.03

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

B.  HOLDERS

There were approximately 400 holders of the Company's common stock as of December 31, 2007.  Three holders with a total of 9,838,389 shares are affiliates of the Company.

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

D. RECENT SALES OF UNREGISTERED SECURITIES

a)

On November 6, 2007, the Company issued 2,000,000 shares of common stock pursuant to investor relations contracts.  Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services received in exchange being $120,000.

b)

On November 7, 2007, the Company issued 2,000,000 shares to Arrandale Financial Corp. Pursuant to the 2005 acquisition of the Roark Prospect.

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

The Company has held a 50 percent net working interest in its leases for all the lands and operates the projects.  The expiration dates for the leases range from dates in 2004 through 2006.  All of the leases may be extended upon the exercise of options on the leases, which requires a well be drilled by each specific due date.  For the years ending December 31, 2006 and 2007, no lease option payments due.

On April 30, 2003, the Company announced that its Board of Directors approved a Purchase and Sale Agreement between the Company and Waterton Lakes Hotels (1956) Co. Ltd. ("Waterton Lakes"), a privately held corporation, for an interest in an oil and gas lease in Oklahoma.

Under the terms of the Agreement, Waterton Lakes has assigned a working interest portion equal to 50% in an oil and gas property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4 and E 1/2 of SW 1/4 of Section 31, Township 26 North, Range 13 West, Woods County Oklahoma, USA.  As called for in the Agreement, the Company has made a payment to Waterton Lakes on May 7, 2003, in the amount of $20,000.  This amount has been subsequently written down as the current value is indeterminate.

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

The Company has drilled sixteen shallow gas wells up to September 30, 2005 on a portion of its leasehold property in Bourbon County, Kansas.  A total of fifteen wells have been tested with daily production volumes of up to 175,000 cubic feet per day.  The wells were drilled by contract with McGown Drilling Inc. of Mound City, KS.

In order to sell the gas production, the Company acquired the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some eleven miles, at a cost of construction of $320,780.

Due to financial considerations and operations-related difficulties, the company has assigned its interest in the Bourbon County, Kansas operations to McGown Drilling effective December 31, 2007.  The Assignment and Settlement Agreement includes settlement of Litewave’s debt to McGown Drilling and McGown Drilling agrees to take on all liabilities relating to restoring the properties on completion of gas operations.

Subsequent to year end, the Company has entered into an agreement with Next Millennium Commercial Corp. (NMCC) On March 18, 2008, whereby NMCC has agreed to purchase the Rourk leases.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At December 31, 2007, the Company had a working capital deficiency of approximately $1,057,631 in Loans, Notes payable and current Accounts Payable.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand and financing arrangements made to meet its anticipated needs for working capital for the next twelve months of operations.  For business expansion including any new planned capital expenditures, the Company will need to raise additional capital.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at December 31, 2007, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

If the Company needs to raise additional funds in order to fund drilling, acquire property and leases, construct a pipeline, or expand, develop new or enhanced facilities for production, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Company. Stockholders may also experience additional dilution.

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

As of the date of this filing, no further production natural gas sales are in place.  Accordingly, no table showing percentage breakdown of revenue by business segment or product line is included.

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $500,000 over the next six months to finance further acquisitions for the pursuit of oil and natural gas production. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all.  Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

Corporate uses of funds shall include but not be limited to the following:

 - administration and operational expenses

 - corporate overhead expenses necessary to maintain the Company's operations

 - acquisition of additional oil and natural gas properties

 - lease acquisition costs for potential oil and gas leases

- drilling programs for new oil and natural gas properties.

The next phase of funding is anticipated to require approximately $500,000, depending upon further acquisition plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2007 to December 31, 2007, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2007.

Revenues.  Having terminated its Kansas operations the Company does not anticipate that new revenue generating operations will commence until at least mid 2009.  Incidental revenue from intermittent sales of natural gas of $Nil was generated for the period January 1, 2007 to December 31, 2007, and $19,582 was generated in the prior period.

Expenses.  For the period from January 1, 2007 to December 31, 2007, the Company incurred expenses of $162,000 for consulting fees to Messrs. Lambert, Lawson and Cairns, and $36,000 for other consulting services; professional accounting and legal fees of $39,037; marketing and promotion of $15,198; general and administrative expenses of $7,677; transfer agent and filing fees of $1,145; rent of $25,691; travel costs of $10,440; interest charges of $19,565; website development costs of $906; and $1,613 for telephone expenses.

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

Net Loss.  For the period from January 1, 2007 to December 31, 2007, the Company recorded a loss from operations totalling $520,780 for the year, while its Net loss after write-offs and other extraordinary expenses totalling $1,314,490 was $1,835,270.  The total net loss since incorporation through to December 31, 2007, was $8,478,759.

Liquidity and Capital Resources.

Certain management and business associates and companies to which they are associated have advanced a total of $429,224 as loans to the Company to cover operating costs through to December 31, 2007.  As of December 31, 2007, the working capital deficiency was $1,057,631.

A.  RESULTS OF OPERATIONS

During 2007 the Company had not commenced production revenue generating operations, though it had incidental revenue from intermittent sales of natural gas during the development phase.  As noted previously since the Company has now disposed of this operation it does not anticipate any production revenue generating operations until it acquires another suitable project in 2008 which is unlikely to commence production before the second or third quarter of 2009, based on the plan to acquire new oil and gas leases and participate in drilling programs over the ensuing fiscal year.  The Company also cautions that while it does not foresee any such eventuality, delays in the anticipated start of any such operations might occur.

B.  CAPITAL RESOURCES

The Company is pursuing private placements and debt financing to fund business development and settle the outstanding advances payable of $606,423, as well as the notes payable with accrued interest of $236,339 and a majority of the accounts payable of $297,444 at December 31, 2007 by conversion to private placement shares and other means.  In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

The Company has recently undertaken the following Capital Expenditures.  During 2006, the Company completed construction of the supplementary pipeline from its Bourbon County leasehold lands, where it had drilled several wells, to a natural gas distribution delivery point operated by Bourbon County Pipeline LLC.  During 2007, the Company had intended to drill and connect more wells in Bourbon County.  The anticipated budget for this Capital Expenditure was approximately $470,000, however, due to the inability to raise such funds, this program has been terminated and the operations disposed of.  As well, the Company had anticipated drilling an additional two wells in Vernon County and one well in Steuben County, however no funds were raised to complete such programs.  Meanwhile, in 2008 the Company will be evaluating new oil and gas prospects that have merit and for which adequate financing can be raised.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

1.   Previous independent accountants

Effective November 7, 2007 , Litewave Corp. ("Litewave") confirmed with its auditors, Telford Sadovnick, P.L.L.C., Certified Public Accountants, that Telford Sadovnick had resigned and would no longer be representing Litewave as its accountants. As of that date, Litewave dismissed Telford Sadovnick as its auditors.

Telford Sadovnick last reported on Litewave's financial statements as of December 31, 2006 and 2005.  The audit reports of Telford Sadovnick on Litewave's financial statements for the fiscal years ending December 31, 2006 and 2005 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph describing for a going concern uncertainty

The change of independent accountants was ratified by the Board of Directors of Litewave on November 8, 2007.

During Litewave's two most recent fiscal years and the subsequent interim period through November 8, 2007, there were no disagreements with Telford Sadovnick up to the time of their resignation on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Telford Sadovnick’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report as discussed in Item 304(a)(1)(iv) of Regulation S-B.

Litewave has requested that Telford Sadovnick furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated November 23, 2007, was filed as Exhibit 16.4 to the Form 8-K.

2.  New independent accountants

Litewave has engaged STS Partners LLP, Chartered Accountants, as its new independent accountant on November 8, 2008. Prior to November 8, 2008, Litewave had not consulted with STS Partners LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Litewave's consolidated financial statements, and no written report or oral advice was provided to Litewave by STS Partners LLP concluding there was an important factor to be considered by Litewave in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(2) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(2) of Regulation S-B.

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

At least one audit committee financial expert is serving on its audit committee, Mr. Harvey Lawson, though that person is not independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the  Exchange Act.  Due to the limited number of Board Members, the entire board of directors is acting as a small business issuer's audit committee as specified in section 3(a)(58)(B) of the Exchange Act (15 U.S.C. 78c(a)(58)(B)).

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

Term of Office:

Annual

Address:

Suite 2403, 1415 West Georgia St., Vancouver, B.C. V6G 3C8

Age:

62

Experience:  Owner, Canasia Data Corporation, (management services company) 1983 to present; Director, Monarch Energy Ltd. (oil & gas exploration) April 1990 to present; Director, Trade Winds Ventures Inc., (mineral exploration) April 1990 to present; Director, Sunorca Development Corp., (gas energy production) December 1999 to present

Harvey M. Lawson: CFO, Secretary/Treasurer

Date Position Commenced:  January 18, 2000

Term of Office:

 Annual

Address:

464 Somerset Street, North Vancouver, BC Canada V7N 1G3

Age:

60

Experience: Director and Officer, Great Western Diamonds Inc. (mineral exploration) 2003 to present; Director, Trade Winds Ventures Inc. (mineral exploration) January 2001 to present; Financial Planner 1993 to 1998; Lecturer in Financial Management in Hong Kong, Singapore and Canada 1978 to 1993.

Robert (Bob) Cairns: COO, Director

Date Position Commenced:  January 26, 2006

Term of Office: Annual

Address: #206, 1906 Barclay St., Vancouver, BC Canada V6G 1L4

Age: 66

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers, and persons who own more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon our review of the copies of such forms received during the fiscal year ended December 31, 2007, and written representations that no other reports were required, it is believed that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 10.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $60,000 of compensation in the fiscal year ended December 31, 2007, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month, increased by the and amended by the Directors to a rate of $6,250 per month effective October 1, 2002.  During 2006 and 2007, Mr. Lambert, CEO, has accrued a remuneration of $5,000 per month.

Mr. Lawson, CFO, was paid or due $42,000 in the fiscal year ended December 31, 2007, for management and consulting services.  During 2006 and 2007, Mr. Lawson has accrued a remuneration of $3,500 per month.

During 2007, Mr. Cairns, COO, was paid or due $60,000 in the fiscal year ended December 31, 2007.  Mr. Cairns has agreed to a remuneration of $5,000 per month.

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2005, 2006 and 2007 earned by our chief executive officers.  No executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2007.

                                        SUMMARY COMPENSATION TABLE

                                                                         Long Term

                                                                     Compensation Awards

Name and                             Other                   Annual      Securities Underlying    All

Principal Position   Year  Consulting Fees ($)     Bonus($)     Compensation($)     options(#)

Compensation($)

Ian D. Lambert   (1) 2007    $ 60,000         --                 --            nil                      --

Harvey Lawson  (2) 2007    $ 42,000         --                 --            nil

Robert Cairns    (3) 2007     $ 60,000         --                --            nil

Ian D. Lambert   (1) 2006    $ 60,000         --                 --            nil                      --

Harvey Lawson  (2) 2006    $ 42,000         --                  --            nil

Robert Cairns    (3) 2006     $ 55,000        --                  --            nil

Ian D. Lambert  (1)  2005   $ 75,000         --                   --             nil                      --

Harvey Lawson (2)  2005   $   6,000         --                   --             nil

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

B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan in 2000 for a total of 3,000,000 and in 2006 for a total of 4,000,000 shares.  During 2005, a total of 1,700,000 options were granted to Directors, Employees and Consultants. During 2006, a total of 1,400,000 options were granted to Directors, Employees and Consultants. During 2007, a total of 3,150,000 options were granted to Directors, Employees and Consultants.

Options Grants

The following table provides information on stock options granted to our chief executive officers during the fiscal year ended December 31, 2007.

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

C.  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND  FISCAL YEAR-END OPTION/SAR VALUES

Options exercised in the last fiscal year:

                         Number of Options

                               Exercised

Ian Lambert              150,000

Harvey Lawson        175,000

Robert Cairns           500,000

                                      Number of                     Value (1) of Unexercised

                             Securities Underlying               in-the-money Options

Name                  Unexercised Options (#)             at Fiscal Year End ($)

                          Exercisable   Unexercisable      Exercisable   Unexercisable

Ian Lambert             800,000           -                        $  24,000           -

Harvey Lawson        450,000

    -                         $  10,000          -

Robert Cairns          350,000           -                        $      -                 -

(1) Calculated based upon the closing price of our common stock as reported on the OTCBB on December 31, 2007 of $0.07 per share.

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

Pursuant to an agreement (the "Lambert Executive Employment Agreement") effective as at October 1, 1999 and amended October 1, 2000, 2002, and 2003, Ian Lambert, the Company's CEO, President and a Director, is employed by the Company and currently paid or accrued a monthly salary of $6,250.  The term of the Lambert Executive Employment Agreement will be for minimum increments of one year, subject to earlier termination as provided therein.  The Board renewed the Lambert Executive Employment Agreement for the period from October 1, 2004 to December 31, 2005 at the rate of $75,000 per annum.  During 2006 and 2007, Mr. Lambert, CEO, has agreed to an remuneration of $5,000 per month.

Pursuant to an agreement (the "Lawson Employment Agreement") effective as at January 18, 2000, Harvey Lawson, the Company's CFO, Secretary/Treasurer and a Director, will be employed by the Company and paid a monthly salary of $500. The term of the Lawson Executive Employment Agreement will be for a minimum of one year, subject to earlier termination as provided therein.  Currently, the Board has renewed the Lawson Employment Agreement for the period from October 1, 2004 to December 31, 2005.  During 2006 and 2007, Mr. Lawson, CFO, has agreed to a remuneration of $3,500 per month.

Pursuant to an agreement (the "Cairns Employment Agreement") effective as at January 28, 2006, Robert Cairns, the Company’s COO and a Director, has agreed to a remuneration of $5,000 per month.

The Company has enacted a policy whereby all other Directors are remunerated at the rate of $1,000 per month for Directors Fees, which amount is included in the reported remunerations of the Company’s Executive Officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.   Security ownership of certain beneficial owners.  The table below identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business Company's voting securities as at December 31, 2007:

Title of                           Name and address                Amount and nature                    Percentage

class                              of beneficial                              of beneficial                            of class (1)

                                          Owner                                     ownership

Common          Ian Lambert

                          5,438,722                                   6.8%

                       Suite 2403, 1415 West Georgia St.

                       Vancouver, B.C. V6G 3C8

(1)  Percentage of total 79,715,275 shares issued as at December 31, 2007

B.   Security ownership of management.  The table below sets forth the ownership by all directors and nominees, each of the named executive officers of the Company, and all directors and executive officers of the Company as a group.

Title of

Name and address

                    Amount and nature

                             Percentage

class

 of beneficial

        of beneficial

                 of class (2)

 Owner

        ownership (1)

Common

Ian Lambert (3)

Suite 2403, 1415 West Georgia St.    6,238,722 common                        7.6%

Vancouver, B.C. V6G 3C8

Common

Harvey Lawson (4)

       1,466,667 common                       1.8%

464 Somerset Street

North Vancouver, B.C. V7N 1G3

Common

Robert Cairns (5)                                733,000 common                         0.9%

#206, 1906 Barclay St.

Vancouver, BC Canada V6G 1L4

Common

All Officers and Directors

            as a Group (three persons)                    8,438,389 common                    10.3%

(1)

Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated.  Except as otherwise indicated, each person may be reached through the Company at it offices.

2)

The percentages shown are calculated based upon 79,715,275 shares of common stock outstanding on March 31, 2008. The numbers and percentages shown include the shares of common stock actually owned as of March 31, 2008 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of March 31, 2008 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3) Represents 5,438,722 shares of common stock and vested options to acquire 800,000 shares of common stock.

(4)  Represents 1,016,667 shares of common stock and vested options to acquire 450,000 shares of common stock.

(5)  Represents 383,000 shares of common stock and vested options to acquire 350,000 shares of common stock.

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

Ian Lambert (CEO, President), Robert Cairns (COO) and Harvey Lawson (CFO, Secretary/Treasurer) are currently the principal management of the business, and they own collectively 6,838,389 shares or 8.5% of the issued and outstanding stock.  The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favourable to the Company than terms expected to be negotiated with unrelated parties at arms length.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit Number                         Description

16.4

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

32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of

2002

32.2          Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Registrant filed a report on Form 8-K during the year dated November 11, 2007, as amended November 27, 2007

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

   auditor (6).

Exhibit 16.4   Letter from Telford Sadovnich to the Securities

               and Exchange Commission regarding change of

   auditor (7).

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

(6) Incorporated by reference to the Registrant's 8-K report,

filed March 29, 2005

(7) Incorporated by reference to the Registrant's 8-K report,

filed November 11, 2007, as amended November 27, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal years ended December 31, 2007 and 2006 by our principal auditor Telford Sadovnick PLLC, Certified Public Accountants, were as follows:

                                                2007             2006

Audit Fees                              $ 13,305    $  12,300

Audit-Related Fees                 $                $    -

Tax Fees                                $    -           $    -

All Other Fees                        $    -           $    -

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

(A Development Stage Company)

LITEWAVE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Litewave Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Litewave Corp. (the “Company”) (a Development Stage Company) as at December 31, 2007, the related consolidated statements of operations,  changes in stockholders’ equity and cash flows for the year then ended, and for the period from inception on June 30, 1989 through to December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Litewave Corp. (A Development Stage Company) as at December 31, 2007, and the results of its operations and its cash flows for the year then ended, and for the period from inception on June 30, 1989 through to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

STS PARTNERS LLP

CHARTERED ACCOUNTANTS

Vancouver, British Columbia

May 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Litewave Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Litewave Corp. (the “Company”) (An Exploration Stage Company) as at December 31, 2006, the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended and from the period of inception on June 30, 1989 to December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Litewave Corp. (An Exploration Stage Company) as at December 31, 2006 and the results of its operations and its cash flows for the year then ended and from the period of inception on June 30, 1989 to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

TELFORD SADOVNICK, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington

April 13, 2007

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	December 31
	2007	2006

ASSETS

Current
Cash	$14,181	$135,023
Accounts receivable	67	62,541
Goods and services tax receivable	1,660	3,200
Prepaid – investor relations	66,667	-
	82,575	200,764

Equipment (Note 5)	560	896
Natural Gas and Oil Properties (Note 6)
Unproved properties	100,000	1,221,791

	$183,135	$1,423,451

LIABILITIES

Current
Accounts payable and accrued liabilities	$297,444	$630,077
Advances payable (Note 8)	606,423	451,491
Current portion of loans and note payable (Note 9)	236,339	227,684
	1,140,206	1,309,252

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common voting shares with a par value of $0.001

Issued:
79,715,275 common shares (2006 – 75,715,275)	79,715	75,715

Additional paid-in capital	7,441,973	6,681,973

Deficit Accumulated During The Exploration Stage	(8,478,759)	(6,643,489)
	(957,071)	114,199

	$183,135	$1,423,451

Commitments And Contractual Obligations (Note 13)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2007	2006	2007

Expenses
Depreciation	$336	$256	$592
Consulting	198,000	205,000	2,810,019
Foreign exchange loss	5,172	1,447	24,702
General and administrative	7,677	9,016	87,376
Impairment of natural gas and oil properties	325,485	-	708,485
Impairment of intellectual and property rights	-	-	1,000
Interest on long term debt	19,565	18,571	66,672
Marketing and promotion	15,198	522,770	610,154
Loss on sale of Bourbon County unproved Oil and Gas Property	771,648	-	771,648
Natural gas and oil operating costs (Net of incidental revenue)	32,458	(19,582)	12,876
Permits and licenses	-	-	1,150
Professional fees	39,037	46,800	492,006
Provision for settlement of litigation	-	-	139,133
Rent	25,691	14,831	99,777
Salaries and benefits	-	-	36,770
Stock accretion expense	408,000	992,000	1,400,000
Stock based compensation	196,000	567,100	763,100
Telephone and utilities	1,613	3,191	72,859
Transfer agent and filing fees	1,145	2,603	29,928
Travel	10,440	34,455	320,713
Website development	906	16,336	83,691
Write off of advances receivable	-	-	178,311
Write off of accounts payable	(223,101)	-	(232,203)
	1,835,270	2,414,794	8,478,759

Net Loss	$(1,835,270)	$(2,414,794)	$(8,478,759)

Basic And Diluted Loss Per Common Share	$(0.02)	$(0.03)

Weighted Average Number Of Common Shares Outstanding – Basic and Fully Diluted	76,164,590	70,401,834

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2007	2006	2007

Cash provided by (used in):

Operating Activities
Net loss	$(1,835,270)	$(2,414,794)	$(8,478,759)
Items not involving cash:
Depreciation	336	256	592
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Investor relations expenses paid by shares of common stock	13,333	45,000	58,333
Impairment of intellectual and property rights	-	-	1,000
Write off of accounts payable	(223,101)	-	(232,203)
Impairment of natural gas and oil properties	325,485	-	708,485
Loss on sale of Bourbon County unproved Oil and Gas Property	771,648		771,648
Interest accrued on loans	19,565	18,522	78,636
Consulting fees accrued	159,222	126,398	506,406
Stock-based compensation	196,000	567,100	763,100
Stock accretion expense	408,000	992,000	1,400,000
	(164,782)	(665,518)	(2,659,868)
Changes in non-cash operating working capital items:
Decrease, (Increase) in Goods and Services Tax receivable	1,540	(127)	(1,660)
Decrease,(Increase) in accounts receivable	58,183	(46,158)	(4,358)
Increase (Decrease) in accounts payable and accrued liabilities	(73,121)	105,591	694,271
	(178,180)	(606,212)	(1,971,615)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of equipment	-	(1,152)	(1,152)
Acquisition and exploration of natural gas and oil properties	(15,485)	(165,641)	(781,881)
Recovery of natural gas and oil property oil exploration costs	72,823	-	72,823
Acquisition of intellectual and property rights	-	-	(1,000)
	57,338	(166,793)	(895,521)

(Continued)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

 (Stated in U.S. Dollars)

		Period From
		June 30
Year Ended			1989 (Inception) To
December 31			December 31
2007		2006	2007

Financing Activities
Advances payable	-	241,011	537,908
Loan proceeds	-	-	200,000
Note payable	-	-	1,282,419
Issuance of common stock	-	675,400	872,400
Share issuance costs	-	(11,410)	(11,410)
	-	905,001	2,881,317

Change In Cash For The Year	(120,842)	131,996	14,181
Cash, Beginning Of Year	135,023	3,027	-

Cash, End Of Year	$14,181	$135,023	$14,181

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

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

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

(Stated in U.S. Dollars)

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2005	63,021,890	$63,022	$4,004,319	$(4,228,695)	$(161,354)

Stock issued on settlement of well maintenance costs	252,433	252	67,905	-	68,157
Stock issued pursuant to investor relations contracts	300,000	300	44,700	-	45,000
Stock issued on cashless exercise of warrants, for services provided	1,297,952	1,298	(1,298)	-	-
Stock issued for cash on private placements	6,197,000	6,197	652,703	-	658,900
Stock issued in settlement of advances payable at $0.10 per unit	1,371,000	1,371	135,729	-	137,100
Stock issued for Oil and Gas property at $0.10 per unit	1,500,000	1,500	148,500	-	150,000
Stock issued on exercise of stock options for advances and accounts payable	1,225,000	1,225	65,775		67,000
Stock issued for cash on exercise of stock options	550,000	550	15,950	-	16,500
Stock issuance costs	-	-	(11,410)	-	(11,410)
Stock accretion expense	-	-	992,000	-	992,000
Stock-based compensation expense	-	-	567,100	-	567,100
Net loss	-	-	-	(2,414,794)	(2,414,794)

Balance, December 31, 2006	75,715,275	$75,715	$6,681,973	$(6,643,489)	$114,199

Stock issued pursuant to investor relations contracts	2,000,000	2,000	78,000	-	80,000
Stock issued pursuant to oil and gas property acquisition agreement	2,000,000	2,000	78,000	-	80,000
Stock accretion expense	-	-	408,000	-	408,000
Stock-based compensation expense	-	-	196,000	-	196,000
Net loss	-	-	-	(1,835,270)	(1,835,270)

Balance, December 31, 2007	79,715,275	$79,715	$7,441,973	$(8,478,759)	$(957,071)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2007

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $8,478,759 for the period from June 30, 1989 (inception) to December 31, 2007.  The future of the Company is dependent upon its ability to obtain financing and upon the future profitable operations from the development of its properties.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

DECEMBER 31, 2007

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

DECEMBER 31, 2007

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

DECEMBER 31, 2007

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

xi)

Financial Instruments

The Company’s financial instruments consist of cash, amounts receivable, Goods and Services tax receivable, amounts payable and accrued liabilities, advances payable and loans and note payable.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximates their carrying values.

xii)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At December 31, 2007, the Company had not exceeded its entitled share, and, accordingly, had no overproduced imbalances.

xiii)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) – “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.  As at December 31, 2007 the Company determined impairment losses in the amount of $708,485 had been experienced since inception.

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

4.

RECENT ACCOUNTING PRONOUNCEMENTS

a)

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, We do not expect the adoption of SFAS 161 will have an effect on our financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2007

4.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

b)

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

c)

In December 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our financial statements.

d)

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. We do not expect the adoption of SFAS 141 will have an effect on our financial statements.

e)

In June 2007, the FASB issued EITF Issue No. 07-03, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” ("EITF 07-03").  EITF 07-03 provides guidance on whether non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities should be accounted for as research and development costs or deferred and capitalized until the goods have been delivered or the related services have been rendered.  EITF 07-03 is effective for fiscal years beginning after December 15, 2007.  We do not expect the adoption of EITF 07-03 will have an effect on our financial statements.

d)

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

DECEMBER 31, 2007

5.

EQUIPMENT

	2007	2006

Computer equipment and software	$1,152	$1,152
Less: Accumulated amortization	(592)	(256)

	$560	$896

6.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at December 31, 2007 and 2006:

	2007	2006

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$60,000

- Roark Prospect, New York	40,000	350,000

Acquisition and Exploration costs
- Bourbon County, Kansas	-	491,011

Pipeline – completed	-	320,780

Total costs	$100,000	$1,221,791

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

DECEMBER 31, 2007

6.

NATURAL GAS AND OIL PROPERTIES (Continued)

ii)

Roark Prospect, New York

On March 22, 2006 the Company entered into an agreement with Arrandale Financial Corp. (“Arrandale”) to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York, consisting of oil and gas leases covering approximately 885 net acres.  Arrandale purchased an 80% interest in the Roark Prospect during February 2006 from Thomasson Partner Associates, Inc. (“Thomasson”).  As consideration for the acquisition of the Roark Prospect the Company

a) guaranteed the obligations of Arrandale under its acquisition agreement with Thomasson and has made payments aggregating $11,704 in respect of these obligations,

b) make a payment of $150,000 (settled by stock issuance) as reimbursement of lease acquisition costs and lease bonuses,

c) issue of 2 million restricted common shares of valued at $200,000 at December 31, 2006).  On November 20, 2007, the fair value of the 2,000,000 shares issued was $80,000.

Subsequent to the year end, the Company entered into an agreement with Next Millennium Commercial Corp., which closes on June 7, 2008, to sell the property for $40,000,  As at December 31, 2007 the Company recorded an impairment of $310,000 to the carrying value of the property.

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

During the year ended December 31, 2006, the Company acquired the necessary funding to proceed with its plans to implement a supplementary pipeline to carry the natural gas from its leasehold properties to the main transmission line, a distance of some eleven miles.  The Company commenced testing of the gas wells and pipeline during 2006.  The Company has classified its net revenues or costs incurred from operations as supplementary costs/revenue during the testing period.  Since the commencement of testing the Company has incurred various operational problems with regard to reliability of gas extraction, transport of gas product to market and increased operating costs, which have resulted in aggregate net operating losses during the testing period.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2007

6.

NATURAL GAS AND OIL PROPERTIES (Continued)

iii)

Bourbon County, Kansas ( Continued)

On December 31, 2007, the Company disposed of all of its net working interests in the leasehold properties, the pipeline and all property and equipment previously acquired to the drilling contractor from whom the leases were originally purchased.  As consideration, the Company received a full release from any current and future environmental or other liabilities arising from the oil and gas operation and the settlement of $161,746 owed to the contractor at December 31, 2007.  During the year ended December 31, 2007 the Company recorded a loss on sale of $771,648

7.

NATURAL GAS AND OIL EXPLORATION RISK

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

b)

Distribution Risk

At December 31, 2007, the Company has no producing wells, accordingly at December 31, 2007 no distribution risk exists.

c)

Credit Risk

At December 31, 2007, the Company has no producing wells, and no accounts receivable, accordingly at December 31, 2007 no credit risk exists.

8.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at December 31, 2007 is $429,224 (2006 - $284,132) due to directors and to companies related by virtue of common ownership or common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

DECEMBER 31, 2007

9.

LOANS AND NOTE PAYABLE

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

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$225,026	$216,371

ii) Promissory Note

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. This convertible feature expired in 2002.	11,313	11,313
	236,339	227,684
Less: Current portion	236,339	227,684

	$-	$-

10.

CAPITAL STOCK

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

DECEMBER 31, 2007

10.

CAPITAL STOCK (Continued)

i)

Common Stock (Continued)

c)

During May 2006, the Company completed a private placement of 7,500,000 units at $0.10 per unit for total cash proceeds of $462,900, in settlement of advances payable of $137,100, and in satisfaction of the commitment to pay Arrandale Financial Corp. $150,000.  Each unit consists of one share and one share purchase warrant exercisable at a price of $0.20 per share expiring one year after the date of issuance.

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

g)

During the year ended December 31, 2006 1,775,000 stock options were exercised at various prices ranging from $0.03 to $0.10.  825,000 shares were issued in settlement of advances payable of $52,500; 400,000 shares were issued in settlement of accounts payable of $14,500, and 550,000 shares were issued for cash of $16,500.

h)

On November 20, 2007, the Company issued 2,000,000 shares of common stock pursuant to the Roark oil and gas property purchase agreement, with a fair value of $80,000.

i)

On November 20, 2007, the Company issued 2,000,000 shares of common stock pursuant to investor relations contracts.  Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services to be received in exchange being $80,000.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

DECEMBER 31, 2007

10.

CAPITAL STOCK (Continued)

ii)

Warrants

The following is a summary of the warrant activity during the years ended December 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	4,110,000	$0.11	4,110,000	$0.11

Granted	-	-	9,068,000	0.20
Exercised	-	-	(1,925,000)	(0.09)
Expired	(4,110,000)	(0.11)	(2,185,000)	(0.12)

Outstanding, end of year	-	$-	9,068,000	$0.20

No warrants were outstanding at December 31, 2007

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2007

10.

CAPITAL STOCK (Continued)

iii)

Stock Options (Continued)

The following is a summary of the stock option activity during the years ended December 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	1,800,000	$0.12	2,900,000	$0.08

Granted	3,150,000	0.09	1,400,000	0.15
Exercised	-	-	(1,775,000)	(0.05)
Expired	-	-	(725,000)	(0.18)

Outstanding, end of year	4,950,000	$0.10	1,800,000	$0.12

The following is a summary of the status of stock options outstanding and exercisable at December 31, 2007:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

200,000	$0.10	0.43 years
950,000	0.03	2.80 years
100,000	0.04	2.11 years
300,000	0.26	2.15 years
50,000	0.33	2.18 years
200,000	0.38	2.25 years
1,500,000	0.10	2.87 years
1,650,000	0.08	4.05 years

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

DECEMBER 31, 2007

10.

CAPITAL STOCK (Continued)

iv)

Stock-Based Compensation (Continued)

The total fair value of the 3,150,000 options granted during the year ended December 31, 2007 was $142,000 based on the Black-Scholes option pricing model.  Since the options vested immediately the Company recorded $142,000 (2006 - $292,500) in stock-based compensation for options vesting during the year.

The weighted average assumptions used in calculating the fair value of stock options granted during the years ended December 31, 2007 and 2006 using the Black-Scholes option pricing model are as follows:

	2007	2006

Risk-free interest rate	3.97%	3.78%
Expected life of the options	3 years	3 years
Expected volatility	142.88%	145.49%
Expected dividend yield	-	-

During the year ended December 31, 2006, the Company issued an aggregate of 1,758,000 units to employees, directors or consultants as a result of the private placements for 7,500,000 units and 1,568,000 units completed by the Company during the year.  The total fair value of the 1,758,000 warrants issued to employees, directors or consultants based on the Black-Scholes option pricing model was $126,000.  Since the warrants vested immediately the Company recognized $126,000 as stock-based compensation in respect of these issuances during the year ended December 31, 2006.  The total fair value of the stock issued to the employees, directors or consultants based on the Black-Scholes option pricing model was $185,000.  As the stock was restricted from trading for a period of 12 months the stock based compensation expense was amortized over the restriction period.  The Company recorded $54,000 (2006 – $131,000) as stock based compensation in relation to these issuances.

The weighted average assumptions used in calculating the fair value of warrants issued during the years ended December 31, 2007 and 2006 using the Black-Scholes option pricing model are as follows:

	2007	2006

Risk-free interest rate	-	3.96%
Expected life of the warrant	-	1 year
Expected volatility	-	141.62%
Expected dividend yield	-	-

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

DECEMBER 31, 2007

11.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2007	2006

Loss before income taxes	$(1,895,270)	$(2,414,794)
Unrecognized items for tax purposes	1,761,449	1,559,356

	(133,821)	(855,438)

Income tax recovery at 34% (estimated)	$45,500	$290,200
Unrecognized benefit of operating loss carry forwards	(45,500)	(290,200)

Income tax recovery	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Operating loss carry forwards	$4,834,954	$4,701,133
Natural gas and oil properties	1,540,113	383,000
	6,375,067	5,084,133
Statutory tax rate	34%	34%

Deferred income tax asset	2,168,000	1,729,000
Valuation allowance	(2,168,000)	(1,729,000)

Net deferred tax assets	$-	$-

The Company has approximately $4,836,000 (2006 - $4,700,000) of operating loss carry forwards which expire beginning in 2017. The Company has natural gas and oil properties available to further reduce taxable income of $1,540,000.

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

As at December 31, 2007, accounts payable included an amount of $17,066 (2006 - $nil) to a company with common directors and an amount of $793 (2006 - $nil) to a director.

During the year ended December 31, 2007, the Company paid or accrued $162,000 (2006 - $159,000) in consulting fees to directors and to a company related by a common director, $10,000 (2006 - $12,000) in legal fees to a company controlled by a director, and $4,325 (2006 - $4,158) in interest expense to a company with common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2007

12.

RELATED PARTY TRANSACTIONS (Continued)

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

During the year ended December 31, 2007, directors and officers were granted 800,000 stock options at $0.08, expiring January 12, 2012, and stock based compensation of $42,397 was recorded in respect of these options (2006 - 500,000 options, of fair value $91,764)

During the year ended December 31, 2006, persons related to the Directors subscribed to 810,000 units of the 7,500,000 unit private placement.  The Company has charged $50,276 (2006 - $239,276) of stock based compensation, to record the fair value attributable to these units.

During the year ended December 31, 2006, persons related to the Directors subscribed to 888,000 units of the 1,568,000 unit private placement.  The Company has charged $nil (2006 - $17,600) of stock based compensation, to record the fair value attributable to these units.

13.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

Pursuant to the agreement of sale of the Bourbon County oil and gas property the Company has the obligation to issue options to purchase 100,000 common stock of the Company at $0.08.

14.

PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement.  The financial statements for December 31, 2007 have reflected the cost of the judgment in the cumulative data.

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended December 31, 2007, the following non-cash investing and financing activities occurred:

i)

The Company issued 2,000,000 shares pursuant to an oil and gas property acquisition agreement with a fair value of $80,000.

ii)

The Company issued 2,000,000 shares of common stock pursuant to investor relations contracts, with a fair value of $80,000.

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

DECEMBER 31, 2007

15.

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (Continued)

iv)

The Company issued 1,371,000 units of common stock on settlement of advances payable totaling $137,100.

v)

The Company issued 1,500,000 units of common pursuant to an oil and gas property agreement totaling $150,000.

vi)

The Company issued 825,000 shares of common stock on the exercise of stock options which were settled by advances payable, totaling $52,500

vii)

The Company issued 400,000 shares of common stock on the exercise of stock options which were settled by accounts payable totaling $14,500.

16.

SUBSEQUENT EVENTS

The following event occurred subsequent to December 31, 2007 that were not disclosed elsewhere in the financial statements:

i)

Options to acquire 300,000 shares of common stock were cancelled.

17.

COMPARATIVE AMOUNTS

Certain of the comparative amounts have been reclassified to conform with the presentation adopted for the current year.

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

Dated:      May 14, 2008

By: /s/ Ian Lambert

    Ian Lambert

    President, Chief Executive Officer, Director

    /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, the CEO provides the following certification.

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

Date: May 14, 2008	/s/ Ian Lambert
Ian Lambert, President, CEO and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, the CFO provides the following certification.

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

Date: May 14, 2008	/s/ Harvey Lawson
Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of LITEWAVE CORP. on Form 10-KSB for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert, President, CEO and Director

May 14, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of LITEWAVE CORP. on Form 10-KSB for the year ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, CFO and Director

May 14, 2008