Form 10-K/A
period 2007-12-31
LITEWAVE CORP
filed 2008-05-16
CIK 1096264

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

Revenues.  Having terminated its Kansas operations the Company does not anticipate that new revenue generating operations will commence until at least mid 2009.  Incidental revenue from intermittent sales of natural gas of $32,458 was generated for the period January 1, 2007 to December 31, 2007, and none was generated prior to that period.

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

2.  New independent accountants

Litewave has engaged STS Partners LLP, Certified Public Accountants, as its new independent accountant on November 8, 2008. Prior to November 8, 2008, Litewave had not consulted with STS Partners LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Litewave's consolidated financial statements, and no written report or oral advice was provided to Litewave by STS Partners LLP concluding there was an important factor to be considered by Litewave in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(2) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(2) of Regulation S-B.

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

FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2007 AND 2006

To the Board of Directors and Stockholders of

Litewave Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Litewave Corp. (the “Company”) (An Exploration Stage Company) as at December 31, 2007, the related statements of operations stockholders’ equity (deficiency) and cash flows for the year then ended, and for the period from inception on June 30, 1989 through to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Litewave Corp. (An Exploration Stage Company) as at December 31, 2007, and the results of its operations and its cash flows for the year then ended, and for the period from inception on June 30, 1989  through to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

DECEMBER 31, 2007

10.

CAPITAL STOCK (Continued)

ii)

Warrants

The following is a summary of the warrant activity during the years ended December 31, 2007 and 2006:

	2007		2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of year	9,068,000	$0.20	4,110,000	$0.11

Granted	-	-	9,068,000	0.20
Exercised	-	-	(1,925,000)	(0.09)
Expired	(9,068,000)	(0.20)	(2,185,000)	(0.12)

Outstanding, end of year	-	$-	9,068,000	$0.20

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

 (Stated in U.S. Dollars)

DECEMBER 31, 2007

11.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2007	2006

Loss before income taxes	$(1,835,270)	$(2,414,794)
Unrecognized items for tax purposes	1,761,449	1,559,356

	(73,821)	(855,438)

Income tax recovery at 34% (estimated)	$25,100	$290,200
Unrecognized benefit of operating loss carry forwards	(25,100)	(290,200)

Income tax recovery	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2007	2006

Operating loss carry forwards	$4,774,954	$4,701,133
Natural gas and oil properties	1,540,113	383,000
	6,315,067	5,084,133
Statutory tax rate	34%	34%

Deferred income tax asset	2,147,000	1,729,000
Valuation allowance	(2,147,000)	(1,729,000)

Net deferred tax assets	$-	$-

The Company has approximately $4,775,000 (2006 - $4,700,000) of operating loss carry forwards which expire beginning in 2017. The Company has natural gas and oil properties available to further reduce taxable income of $1,540,000.

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