Form 10-Q
period 2008-03-31
LITEWAVE CORP
filed 2008-05-20
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

period ended March 31, 2008

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934 for the transition

period from January 1 to March 31, 2008.

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

(604) 628-1974

(Issuer's Telephone Number)

Copies to:

DIETERICH & MAZAREI, LP

11300 W. Olympic Blvd., #800

Los Angeles, CA  90064-1637

(310) 312-6888

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past

12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [ ]

As of March 31, 2008:  79,715,275 shares of common stock were outstanding.

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

            SIGNATURES

     PART I

ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

FIRST QUARTER FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2008

(Stated in U.S. Dollars)

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

 (Stated in U.S. Dollars)

	March 31	December 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current
Cash	$8,034	$14,181
Accounts receivable	-	67
Goods and services tax receivable	1,630	1,660
Prepaid – investor relations	51,667	66,667
	61,331	82,575

Equipment (Note 5)	476	560
Natural Gas and Oil Properties (Note 6)
Unproved properties	100,000	100,000

	$161,807	$183,135

LIABILITIES

Current
Accounts payable and accrued liabilities	$294,539	$297,444
Advances payable (Note 8)	606,423	606,423
Current portion of loans and note payable (Note 9)	244,925	236,339
	1,145,887	1,140,206

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common voting shares with a par value of $0.001

Issued:
79,715,275 common shares (December 31, 2007: – 79,715,275 common shares)	79,715	79,715

Additional paid-in capital	7,441,973	7,441,973

Deficit Accumulated During The Exploration Stage	(8,505,768)	(8,478,759)
	(984,080)	(957,071)

	$161,807	$183,135

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

			Period From
			June 30
	Three Month Period Ended		1989 (Inception) To
	March 31		March 31
	2008	2007	2008

Expenses
Depreciation	$84	$84	$676
Consulting	-	52,500	2,810,019
Foreign exchange (gain) loss	(1,775)	(567)	22,927
General and administrative	150	1,188	87,526
Interest on long term debt	5,150	4,910	71,822
Impairment of natural gas and oil properties	-	-	708,485
Impairment of intellectual and property rights	-	-	1,000
Loss on sale of oil and gas property	-	-	771,648
Marketing and promotion	20,000	1,865	630,154
Permits and licenses	-	-	1,150
Natural gas and oil operating costs, net of incremental revenue	-	(15,246)	12,876
Professional fees	3,200	14,880	495,206
Provision for settlement of litigation	-	-	139,133
Rent	-	5,905	99,777
Salaries and benefits	-	-	36,770
Stock accretion expense		350,000	1,400,000
Stock based compensation	-	128,550	763,100
Telephone and utilities	-	1,229	72,859
Transfer agent and filing fees	50	45	29,978
Travel	-	6,278	320,713
Website development	150	-	83,841
Write off of advances receivable	-	-	178,311
Write off of accounts payable	-	-	(232,203)
	27,009	551,621	8,505,768

Net Loss	$(27,009)	$(551,621)	$(8,505,768)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Fully Diluted	79,715,275	75,715,275

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			Period From
			June 30
	Three Month Period Ended		1989 (Inception) To
	March 31		March 31
	2008	2007	2008

Cash provided by (used in):

Operating Activities
Net loss	$(27,009)	$(551,621)	$(8,505,768)
Items not involving cash:
Amortization	84	84	676
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Investor relations expenses paid by shares of common stock	20,000	-	78,333
Impairment of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(232,203)
Impairment of natural gas and oil properties	-	-	1,540,132
Loss on sale of oil and gas property	-	-	771,648
Consulting fees accrued	-	34,956	506,406
Interest accrued on loans	5,150	4,910	83,786
Stock-based compensation	-	128,550	763,100
Stock accretion expense	-	350,000	1,400,000
	(1,775)	(33,121)	(2,661,643)
Changes in non-cash operating working capital items:
Decrease, (Increase) in Goods and Services Tax receivable	30	(2,855)	(1,630)
Decrease,(Increase) in accounts receivable	67	26,935	(4,291)
Decrease (Increase) in prepaid expenses	(5,000)	-	(5,000)
Increase (Decrease) in accounts payable and accrued liabilities	(5,805)	(67,629)	688,466
	(12,483)	(76,670)	(1,984,098)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of equipment	-	-	(1,152)
Acquisition and exploration of natural gas and oil properties	-	(773)	(781,881)
Recovery of natural gas and oil property oil exploration costs	-	-	72,823
Acquisition of intellectual and property rights	-	-	(1,000)
	-	(773)	(895,521)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

			Period From
			June 30
	Three Month Period Ended		1989 (Inception) To
	March 31		March 31
	2008	2007	2008

Financing Activities
Advances payable	-	(4,297)	537,908
Loan proceeds	-	-	200,000
Note payable	6,336	-	1,288,755
Issuance of common stock	-	-	872,400
Share issuance costs	-	-	(11,410)
	6,336	(4,297)	2,887,653

Change In Cash For The Period	(6,147)	(81,740)	8,034
Cash, Beginning Of Period	14,181	135,023	-

Cash, End Of Period	$8,034	$52,283	$8,034

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

MARCH 31, 2008

1.

BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-Q should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2007.  The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2007, has been omitted.  The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of results for the entire year ending December 31, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $8,505,768 for the period from June 30, 1989 (inception) to March 31, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

MARCH 31, 2008

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i)

Natural Gas and Oil Properties (Continued)

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

 LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

MARCH 31, 2008

4.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)

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

5.

EQUIPMENT

	March 31	December 31
	2008	2007

Computer equipment and software	$1,152	$1,152
Less: Accumulated amortization	(676)	(592)

	$476	$560

6.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at March 31, 2008 and December 31, 2007:

	March 31	December 31
	2008	2007

Non-Producing unproved properties

- Waterton Lakes, Oklahoma	60,000	60,000

- Roark Prospect, New York	$40,000	$40,000

Total costs	$100,000	$100,000

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

MARCH 31, 2008

6.

NATURAL GAS AND OIL PROPERTIES (Continued)

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

c) issue of 2 million restricted common shares of valued at $200,000 (issued)

Subsequent to the period end, the Company entered into an agreement with Next Millennium Commercial Corp., which closes on June 7, 2008, to sell the property for $40,000.  During the year ended December 31, 2007, the Company recorded an impairment of $310,000 to the carrying value of the property.

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

MARCH 31, 2008

7.

NATURAL GAS AND OIL EXPLORATION RISK

a)

Distribution Risk

At March 31, 2008, the Company has no producing wells, accordingly at March 31, 2008, no distribution risk exists.

b)

Credit Risk

At March 31, 2008, the Company has no producing wells, and no accounts receivable, accordingly at March 31, 2008, no credit risk exists.

8.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at March 31, 2008 is $429,224 (December 31, 2007 - $429,224) due to directors and to companies related by virtue of common ownership or common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

MARCH 31, 2008

9.

LOANS AND NOTE PAYABLE

	March 31	December 31
	2008	2007

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

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$227,276	$225,026

ii) Promissory Notes

Note payable to Next Millennium Corp, unsecured, repayable upon demand, bearing interest at 10% per annum.	6,336	-

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. This convertible feature expired in 2002.	11,313	11,313
	244,925	236,339
Less: Current portion	244,925	236,339

	$-	$-

10.

CAPITAL STOCK

i)

Common Stock

No Common shares were issued during the three month period ended March 31, 2008.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

MARCH 31, 2008

10.

CAPITAL STOCK (Continued)

ii)

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

The following is a summary of the stock option activity during the period ended March 31, 2008 and the year ended December 31, 2007:

	March 31, 2008		December 31, 2007
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,950,000	$0.10	1,800,000	$0.12

Granted	-	-	3,150,000	0.09
Exercised	-	-	-	-
Expired	-	-	-	-
Cancelled	(300,000)	(0.09)

Outstanding, end of period	4,650,000	$0.10	4,950,000	$0.10

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

MARCH 31, 2008

10.

CAPITAL STOCK (Continued)

iii)

Stock Options (Continued)

The following is a summary of the status of stock options outstanding and exercisable at March 31, 2008:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

950,000	$0.03	2.55 years
100,000	0.04	1.86 years
300,000	0.26	1.90 years
50,000	0.33	1.93 years
200,000	0.38	2.00 years
1,500,000	0.10	2.62 years
1,550,000	0.08	3.80 years

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

No options were granted during the three month period ended March 31, 2008.  The total fair value of the 3,150,000 options granted during the year ended December 31, 2007 was $142,000 based on the Black-Scholes option pricing model.  Since the options vested immediately the Company recorded $142,000 in stock-based compensation for options vesting during the year ended December 31, 2007.

The weighted average assumptions used in calculating the fair value of stock options granted during the period ended March 31, 2008 and the year ended December 31, 2007 using the Black-Scholes option pricing model are as follows:

	March 31	December 31
	2008	2007

Risk-free interest rate	-	3.97%
Expected life of the options	-	3 years
Expected volatility	-	143%
Expected dividend yield	-	-

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

MARCH 31, 2008

11.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

As at March 31, 2008, accounts payable included an amount of $17,066 (December 31. 2007 - $17,066) to a company with common directors and an amount of $793 (December 31. 2007 - $793), to a director.

During the three month periods ended March 31, 2008 and 2007, the Company paid or accrued $nil (2007 - $40,500) in consulting fees to directors and to a company related by a common director, $nil (2007 - $3,000) in legal fees to a company controlled by a director, $nil (2007 - $5,904) in rent to a company related by common directors and $1,125 (2007 - $1,080) in interest expense to a company with common directors.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

During the three month period ended March 31, 2008, directors and officers were granted no stock options.  During the three month period ended March 31, 2007, directors and officers were granted 800,000 stock options at $0.08, expiring January 12, 2012.  Stock based compensation of $nil (2007 - - $42,397) was recorded in respect of these options.

During May 2006, persons related to the Directors subscribed to 810,000 units of the 7,500,000 unit private placement.  During the three month period ended March 31, 2008 the Company has charged $nil (2007 - $43,060) of stock based compensation, to record the fair value attributable to these units.

12.

PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement.  The financial statements for March 31, 2008 have reflected the cost of the judgment in the cumulative data.

12.

COMPARATIVE AMOUNTS

The comparative financial statements have been reclassified to conform with the presentation adopted for the current period.

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

The Company's business development plan had initially focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects.  To date, execution of the current business plan has largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.  As of March 31, 2008 we had spent approximately $811,791 including pipeline costs on our Bourbon County, KS, prospect.

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

In the second year of attempting to establish economic production the issue of water production became the final straw in terms of the expectation of a low cost production operation.  Management decided that further expenditure involved risk that was not justified on what had become a low return project.

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

Because of the Company’s inability to raise funds for this work a drilling program has not been initiated for this property.  Subsequent to the period end, the Company entered into an agreement with Next Millennium Commercial Corp., which will close on June 7, 2008, to sell the property for $40,000 and a 1% overriding royalty.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At March 31, 2008, the Company had a working capital deficiency of approximately $1,145,887 in Loans, Notes payable and current Accounts Payable.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand and financing arrangements made to meet its anticipated needs for working capital for the next twelve months of operations.  For business expansion including any new planned capital expenditures, the Company will need to raise additional capital.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at March 31, 2008, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

The following discussion and analysis explains the financial condition for the period from January 1, 2008 to March 31, 2008, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2007.

Revenues.  The Company does not anticipate generating production revenue until it acquires another suitable project in 2008 which is unlikely to commence production before the second or third quarter of 2009.  The Company’s first other income from incidental gas sales was generated during the period March 1, 2006 to December 31, 2007, with none prior to that date.

Expenses.  For the period from January 1, 2008 to March 31, 2008, the Company incurred expenses of $nil for stock based compensation; $nil for stock accretion expense; $nil for consulting fees to directors and a company related by a common director, $nil in legal fees to a company controlled by a director, $1,125 in interest expenses to a company with common directors, $nil in rent to a company with common directors, and $nil in other consulting fees; marketing and promotion of $20,000; general and administrative expenses of $150; transfer agent and filing fees of $50; other professional fees of $3,200; $4025 in other interest expense; $nil for travel expenses; $150 for website development and $nil for telephone expenses.

For the period from January 1, 2007 to March 31, 2007, the Company incurred expenses $128,550 for stock based compensation; $350,000 for stock accretion; $40,500 for consulting fees to directors and a company related by a common director, $3,000 in legal fees to company controlled by a director, $1,080 in interest expenses to a company with common directors, $5,904 in rent to a company with common directors and $52,500 in other consulting fees; marketing and promotion of $1,865; general and administrative expenses of $1,188; transfer agent and filing fees of $45; professional fees of $14,880; rent of $5,905; $4,825 in other interest expense; $6,278 for travel expenses; website development of $nil; and $1,229 for telephone expenses.

Net Loss.  For the period from January 1, 2008 to March 31, 2008, the Company recorded a loss from operations of $27,009.  The total net loss since inception through to March 31, 2008, was $8,505,768.

As at March 31, 2008 certain management, business associates and related parties have advanced a total of $429,229 to the Company to cover operating costs.  As of March 31, 2008, the working capital deficiency was $1,084,556.

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

DISCLOSURE OF OIL & GAS OPERATIONS

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

B.  CAPITAL RESOURCES

The Company is pursuing private placements and debt financing to fund business development and settle the outstanding advances payable of $606,423, as well as the notes payable with accrued interest of $244,925 and a majority of the accounts payable of $294,539 at March 31, 2008 by conversion to private placement shares and other means.  In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

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

ITEM 2.  CHANGES IN SECURITIES

No Common shares were issued during the nine month period ended March 31, 2008

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

Dated:      May 20, 2008

By: /s/ Ian Lambert

    Ian Lambert

    President, Chief Executive Officer, Director

    /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director

Exhibit 31.1

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, the CEO provides the following certification.

     I, Ian Lambert, President, Chief Executive Officer, and Director of Litewave Corp. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-Q of Litewave Corp.;
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

Date: May 20, 2008	/s/ Ian Lambert
Ian Lambert, President, CEO and Director

Exhibit 31.2

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, the CFO provides the following certification.

     I, Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director of Litewave Corp. ("Company"), certify that:

1.	I have reviewed this annual report on Form 10-Q of Litewave Corp.;
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

Date: May 20, 2008	/s/ Harvey Lawson
Harvey Lawson, Secretary/Treasurer, Chief Financial Officer, and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of LITEWAVE CORP. on Form 10-Q for the quarter ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ian Lambert, President, CEO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ian Lambert

Ian Lambert, President, CEO and Director

May 20, 2008

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. Section 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of LITEWAVE CORP. on Form 10-Q for the quarter ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Lawson, Secretary/Treasurer, CFO and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Harvey Lawson

Harvey Lawson, Secretary/Treasurer, CFO and Director

May 20, 2008