Form 10-Q
period 2008-09-30
LITEWAVE CORP
filed 2008-11-20
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES AND EXCHANGE ACT OF 1934 for the Quarterly

period ended September 30, 2008

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934 for the transition

period from January 1, 2008 to September 30, 2008.

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

YES [X]    NO [ ]

As of August 31, 2008:  79,715,275 shares of common stock were outstanding.

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

            SIGNATURES

PART I

ITEM 1.  FINANCIAL STATEMENTS

LITEWAVE CORP.

(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Stated in U.S. Dollars)

(Unaudited)

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

(Stated in U.S. Dollars)

	September 30	December 31
	2008	2007

ASSETS

Current
Cash	$11,359	$14,181
Accounts receivable	-	67
Goods and services tax receivable	-	1,660
Prepaid – investor relations	6,667	66,667
	18,026	82,575

Equipment (Note 5)	308	560
Natural Gas and Oil Properties (Note 6 & 13)
Unproved properties	100,000	100,000

	$118,334	$183,135

LIABILITIES

Current
Accounts payable and accrued liabilities	$303,123	$297,444
Advances payable (Note 8)	607,308	606,423
Current portion of loans and note payable (Note 9)	289,529	236,339
	1,199,960	1,140,206

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common voting shares with a par value of $0.001

Issued:
79,715,275 common shares (December 31, 2007: – 79,715,275 common shares)	79,715	79,715

Additional paid-in capital	7,441,973	7,441,973

Deficit Accumulated During The Exploration Stage	(8,603,314)	(8,478,759)
	(1,081,626)	(957,071)

	$118,334	$183,135

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

					Period From
					June 30
	Three Month Period Ended		Nine Month Period Ended		1989 (Inception) To
	September 30		September 30,		September 30
	2008	2007	2008	2007	2008

Expenses
Depreciation	84	$84	$252	$252	$844
Consulting	-	52,500	-	157,500	2,810,019
Foreign exchange (gain) loss	(1,561)	2,143	(3,127)	4,381	21,575
General and administrative	40	1,725	246	5,637	87,622
Impairment of natural gas and oil properties	-	-	-	-	708,485
Impairment of intellectual and property rights	-	-	-	-	1,000
Interest on long term debt	6,268	4,910	17,554	14,730	84,226
Loss on sale of oil and gas property	-	-	-	-	771,648
Marketing and promotion	20,885	-	60,885	1,865	671,039
Natural gas and oil operating costs, net of incremental revenue	-	(5,928)	-	(28,027)	12,876
Permits and licenses	-	-	-	-	1,150
Professional fees	4,820	6,875	47,745	30,314	539,751
Provision for settlement of litigation	-	-	-	-	139,133
Rent	-	6,642	-	18,791	99,777
Salaries and benefits	-	-	-	-	36,770
Stock accretion expense	-	-	-	408,000	1,400,000
Stock based compensation	-	-	-	136,300	763,100
Telephone and utilities	-	-	-	1,613	72,859
Transfer agent and filing fees	-	535	550	950	30,478
Travel	-	2,805	-	10,440	320,713
Website development	50	143	450	854	84,141
Write off of advances receivable	-	-	-	-	178,311
Write off of accounts payable	-	-	-	-	(232,203)
	30,586	72,434	124,555	763,600	8,603,314

Net Loss	(30,586)	$(72,434)	$(124,555)	$(763,600)	$(8,603,314)

Basic And Diluted Loss Per Common Share	(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number Of Common Shares Outstanding – Basic and Fully Diluted	79,715,275	75,715,275	79,715,275	75,715,275

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

			Period From
			June 30
	Nine Month Period Ended		1989 (Inception) To
	September 30		September 30
	2008	2007	2008

Cash provided by (used in):

Operating Activities
Net loss	$(124,555)	$(763,600)	$(8,603,314)
Items not involving cash:
Amortization	252	252	844
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Investor relations expenses paid by shares of common stock	60,000	-	118,333
Impairment of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(232,203)
Impairment of natural gas and oil properties	-	-	708,485
Loss on sale of oil and gas property	-	-	771,648
Consulting fees accrued	-	110,739	506,406
Interest accrued on loans	15,304	14,730	93,940
Stock-based compensation	-	136,300	763,100
Stock accretion expense	-	408,000	1,400,000
	(48,999)	(93,579)	(2,708,867)
Changes in non-cash operating working capital items:
Decrease, (Increase) in Goods and Services Tax receivable	1,660	2,034	-
Decrease,(Increase) in accounts receivable	67	22,506	(4,291)
Decrease (Increase) in prepaid expenses	-	-
Increase (Decrease) in accounts payable and accrued liabilities	(3,021)	26,221	691,250
	(50,293)	(42,818)	(2,021,908)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of equipment	-	-	(1,152)
Acquisition and exploration of natural gas and oil properties	-	(75,342)	(781,881)
Recovery of natural gas and oil property oil exploration costs	-	-	72,823
Acquisition of intellectual and property rights	-	-	(1,000)
	-	(75,342)	(895,521)

(

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

(Stated in U.S. Dollars)

			Period From
			June 30
	Nine Month Period Ended		1989 (Inception) To
	September 30		September 30
	2008	2007	2008

Financing Activities
Advances payable	885	3,168	538,793
Loan proceeds	-	-	200,000
Note payable	46,586	-	1,329,005
Issuance of common stock	-	-	872,400
Share issuance costs	-	-	(11,410)
	47,471	3,168	2,928,788

Change In Cash For The Period	(2,822)	(114,992)	11,359
Cash, Beginning Of Period	14,181	135,023	-

Cash, End Of Period	$11,359	$20,031	$11,359

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

SEPTEMBER 30, 2008

1.

BASIS OF PRESENTATION, HISTORY AND   OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2007.  The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2007, has been omitted.  The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of results for the entire year ending December 31, 2008.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $8,603,314 for the period from June 30, 1989 (inception) to September 30, 2008.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SEPTEMBER 30, 2008

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

4.

RECENT ACCOUNTING PRONOUNCEMENTS

a)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

b)

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

 LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

SEPTEMBER 30, 2008

4.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

c)

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

d)

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

e)

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

5.

EQUIPMENT

	September 30	December 31
	2008	2007

Computer equipment and software	$1,152	$1,152
Less: Accumulated amortization	(844)	(592)

	$308	$560

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

SEPTEMBER 30, 2008

6.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at September 30, 2008 and December 31, 2007:

	September 30	December 31
	2008	2007

Non-Producing unproved properties

- Waterton Lakes, Oklahoma	$60,000	$60,000

- Roark Prospect, New York	40,000	$40,000

Total Cost	$100,000	$100,000

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

c) issue of 2 million restricted common shares of valued at $200,000 (issued)

During the period ended September 30, 2008, the Company entered into an agreement with Next Millennium Commercial Corp., which was to close on November 7, 2008, to sell the property for $40,000. Subsequent to period end, the Company was unable to fulfill all the conditions precedent and accordingly it did not close.  During the year ended December 31, 2007, the Company recorded an impairment of $310,000 to the carrying value of the property.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

SEPTEMBER 30, 2008

6.

NATURAL GAS AND OIL PROPERTIES

ii)

Roark Prospect, New York (Continued)

Subsequent to the period end, on October 5, 2008, as a result of the Company not having commenced drilling, delay lease rentals became payable.  The Company defaulted on payment resulting in the abandonment of the property, and a subsequent to period end write-off of its entire value.

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

a)

Distribution Risk

At September 30, 2008, the Company has no producing wells, accordingly at September 30, 2008 no distribution risk exists.

b)

Credit Risk

At September 30, 2008, the Company has no producing wells, and no accounts receivable, accordingly at September 30, 2008, no credit risk exists.

8.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at September 30, 2008 is $430,109 (December 31, 2007 - $429,224) due to directors and to companies related by virtue of common ownership or common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

SEPTEMBER 30, 2008

9.

LOANS AND NOTES PAYABLE

	September 30	December 31
	2008	2007

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

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loan and the new maturity date is December 31, 2007.

	$231,776	$225,026

ii) Promissory Notes

Notes payable to Next Millennium Corp, unsecured, repayable upon demand, bearing interest at 10% per annum.	46,440	-

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. This convertible feature expired in 2002.	11,313	11,313
	289,529	236,339
Less: Current portion	289,529	236,339

	$-	$-

10.

CAPITAL STOCK

i)

Common Stock

No Common shares were issued during the nine month period ended September 30, 2008.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

SEPTEMBER 30, 2008

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

The following is a summary of the stock option activity during the nine month period ended September 30, 2008 and the year ended December 31, 2007:

	September 30, 2008		December 31, 2007
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	4,950,000	$0.10	1,800,000	$0.12

Granted	-	-	3,150,000	0.09
Exercised	-	-	-	-
Expired	(300,000)	(0.09)	-	-
Cancelled	-	-

Outstanding, end of period	4,650,000	$0.10	4,950,000	$0.10

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

SEPTEMBER 30, 2008

10.

CAPITAL STOCK (Continued)

iii)

Stock Options (Continued)

The following is a summary of the status of stock options outstanding and exercisable at September 30, 2008:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

950,000	$0.03	2.05 years
100,000	0.04	1.36 years
300,000	0.26	1.40 years
50,000	0.33	1.43 years
200,000	0.38	1.50 years
1,500,000	0.10	2.12 years
1,550,000	0.08	3.30 years

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

No options were granted during the nine month period ended September 30, 2008.  The total fair value of the 3,150,000 options granted during the year ended December 31, 2007 was $142,000 based on the Black-Scholes option pricing model.  Since the options vested immediately the Company recorded $142,000 in stock-based compensation for options vesting during the year ended December 31, 2007.

The weighted average assumptions used in calculating the fair value of stock options granted during the period ended September 30, 2008 and the year ended December 31, 2007 using the Black-Scholes option pricing model are as follows:

	September 30	December 31
	2008	2007

Risk-free interest rate	-	3.97%
Expected life of the options	-	3 years
Expected volatility	-	143%
Expected dividend yield	-	-

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(Stated in U.S. Dollars)

SEPTEMBER 30, 2008

11.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

As at September 30, 2008, accounts payable included an amount of $17,066 (December 31. 2007 - $17,066) to a company with common directors and an amount of $793 (December 31. 2007 - $793), to a director.

During the nine month periods ended September 30, 2008 and 2007, the Company paid or accrued $nil (2007 - $121,500) in consulting fees to directors and to a company related by a common director, $nil (2007 - $9,000) in legal fees to a company controlled by a director, $nil (2007 - $18,791) in rent to a company related by common directors and $3,375 (2007 - $3,240) in interest expense to a company with common directors.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

During the nine month period ended September 30, 2008, directors and officers were granted no stock options.  During the nine month period ended September 30, 2007 directors and officers were granted 850,000 stock options at $0.08, expiring January 12, 2012.  Stock based compensation of $nil (2007 - - $42,397) was recorded in respect of these options.

During May 2006, persons related to the Directors subscribed to 810,000 units of the 7,500,000 unit private placement.  During the nine month period ended June 30, 2008 the Company has charged $nil (2007 - $50,275) of stock based compensation, to record the fair value attributable to these units.

12.

PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement.  The financial statements for September 30, 2008 have reflected the cost of the judgment in the cumulative data.

13. SUBSEQUENT EVENTS

Subsequent to the period end, as a result of the Company not having commenced drilling, delay lease rentals became payable upon the Roark prospect, New York.  The Company defaulted on settlement of the amounts resulting in the abandonment of the property, and a write-off of its value.  (Note 6(ii)).

14.

COMPARATIVE AMOUNTS

The comparative financial statements have been reclassified to conform with the presentation adopted for the current period.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

GENERAL

The Company is a development-stage company whose primary business since 2003 had been in the oil and gas industry, acquiring 50% networking interest in various leases and drilling or planning to drill natural gas wells in the States of Kansas, Missouri and Oklahoma, in the United States.  See Item 2. Description of Property - Disclosure of Oil & Gas Operations.

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

The Company's business development plan had initially focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects.  To date, execution of the current business plan has largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.  As of August 31, 2008 we had spent approximately $811,791 including pipeline costs on our Bourbon County, KS, prospect.

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

Because of the Company’s inability to raise funds for this work a drilling program has not been initiated for this property.  During the period ended August 31, 2008, the Company entered into an agreement with Next Millennium Commercial Corp., which was to close on November 7, 2008 to sell the property for $40,000 and a 1% overriding royalty.  The Company was unable to fulfill all the conditions precedent and accordingly it did not close.  Subsequent to the period end, on October 5, 2008, as a result of the Company not having commenced drilling, delay lease rentals became payable.  The Company defaulted on payment resulting in the abandonment of the property.

Currently there are no full time employees and two part-time employees who are also officers of our company, none of whom have charged fees for their services during 2008. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.  Given that Litewave is still in the formative stages of this new business direction, if the Company is unable to obtain needed funds or generate anticipated revenues, it could be forced to curtail or cease its activities.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At September 30, 2008, the Company had a working capital deficiency of approximately $1,181,934 in Loans, Notes payable and current Accounts Payable.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand and financing arrangements planned to meet its anticipated needs for working capital for the next twelve months of operations.  For business expansion including any new planned capital expenditures, the Company will need to raise additional capital.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at September 30, 2008, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

The following discussion and analysis explains the financial condition for the period from January 1, 2008 to September 30, 2008, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2007.

Revenues.  The Company does not anticipate generating production revenue until it acquires another suitable project in 2008 which is unlikely to commence production before the second or third quarter of 2009.  The Company’s first other income from incidental gas sales was generated during the period March 1, 2006 to December 31, 2007, with none prior to that date.

Expenses.  For the period from January 1, 2008 to September 30, 2008, the Company incurred expenses of $nil for stock based compensation; $nil for stock accretion expense; $nil for consulting fees to directors and a company related by a common director, $nil in legal fees to a company controlled by a director, $3,375 in interest expenses to a company with common directors, $nil in rent to a company with common directors, and $nil in other consulting fees; marketing and promotion of $60,000; general and administrative expenses of $246; transfer agent and filing fees of $550; other professional fees of $47,745; $14,179 in other interest expense; $nil for travel expenses; $450 for website development and $nil for telephone expenses.

For the period from January 1, 2007 to September 30, 2008, the Company incurred expenses $136,300 for stock based compensation; $408,000 for stock accretion; $121,500 for consulting fees to directors and a company related by a common director, $9,000 in legal fees to company controlled by a director, $3,240 in interest expenses to a company with common directors, $18,791 in rent to a company with common directors and $36,000 in other consulting fees; marketing and promotion of $1,865; general and administrative expenses of $5,637; transfer agent and filing fees of $950; non- related professional fees of $21,314; $11,490 in other interest expense; $10,440 for travel expenses; website development of $854 and $1,613 for telephone expenses.

Net Loss.  For the period from January 1, 2008 to September 30, 2008, the Company recorded a loss from operations of $124,555.  The total net loss since inception through to September 30, 2008, was $8,603,314.

As at September 30, 2008 certain management, business associates and related parties have advanced a total of $430,109 to the Company to cover operating costs.  As of September 30, 2008, the working capital deficiency was $1,181,934.

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

B.  CAPITAL RESOURCES

The Company is pursuing private placements and debt financing to fund business development and settle the outstanding advances payable of $607,308, as well as the notes payable with accrued interest of $289,529 and a majority of the accounts payable of $303,123 at September 30, 2008 by conversion to private placement shares and other means.  In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

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

ITEM 2.  CHANGES IN SECURITIES

No Common shares were issued during the nine month period ended September 30, 2008

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

Dated:      November 19, 2008

By: /s/ Ian Lambert

    Ian Lambert

    President, Chief Executive Officer, Director

    /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director