Form 10-K
period 2008-12-31
LITEWAVE CORP
filed 2009-04-09
CIK 1096264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(604) 648-6224

(Issuer's Telephone Number)

Copies to:

DIETERICH & MAZAREI, LP

11300 W. Olympic Blvd., #800

Los Angeles  CA  90064-1637

(310) 312-6888

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   YES [X]  NO [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES [X]  NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [ ]  Accelerated filer  [ ]  Non-accelerated filer  [ ]    Smaller reporting company  [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES [ ]  NO [X]

 Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.      YES [X]  NO [ ]

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.        [X]

The Issuer's operational revenues for its most recent fiscal year ending December 31, 2008 were $ nil,  The Issuer's Common Shares outstanding at March 31, 2009 was 94,315,275.  The aggregate market value based on the voting stock held by non-affiliates as of March 31, 2009 was $2,328,806 (based on 77,626,886 shares and on a closing price of $0.03).

Except for the historical information contained herein, the matters set forth in this Form 10-K are forward looking statements within the meaning of the "Safe Harbor" provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risk and uncertainties that may cause actual results to differ materially. These forward-looking statements speak only as of the date hereof and the Company disclaims any intent or obligation to update these forward-looking statements.

DOCUMENTS INCORPORATED BY REFERENCE - None

PART I

ITEM 1.   BUSINESS

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

The Company was an exploration stage oil and gas company whose primary business from 2003 to 2007 was the exploration for and development of natural gas through the acquisition of a 50% net working interest in leases and drilling of gas wells in the States of Kansas and Missouri, in the United States.  The Bourbon County, Kansas project encompassed approximately 2,905 acres of prospective frontier natural gas lands.  The Vernon County, Missouri project comprised leases for 974 acres.

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

As well, the Company entered into an agreement to sell its interest in the Roark Lease in Steuben County, NY, to Next Millennium Commercial Corp. for $40,000, which was to close on November 7, 2008. The Company was unable to fulfill all the conditions precedent and accordingly the deal did not close.  On October 5, 2008, as a result of the Company not having commenced drilling, delayed lease rentals became payable.  The Company defaulted on payment resulting in the abandonment of the property, returning it to the original vendor, Thomasson Partners, and the Company recorded a further property impairment of $40,000 in the year ended December 31, 2008.

During 2008, the Company has been seeking an alternative resource project. Subsequent to the year end, the Company entered into an agreement to acquire a 50% interest in 8 Platinum Group Metal mineral exploration properties located north and West of the town of Baie-Comeau, Quebec from St-Georges Minerals Inc. and a further joint acquisition of a strategic Nickel-Copper-PGE project, the Villebon Property, in the Val-d’Or Mining Camp, northern Quebec.  LiteWave and St-Georges Minerals Inc., will jointly own, on a 50-50 basis, a 100% ownership in the Property; earning its interest from Fancamp Exploration inc. (TSX-V: FNC) and the Sheridan Platinum Group.

Prior to its recent business direction in the oil and gas industry, the Company was a marketing company focused on providing value-added member benefits to affinity membership groups in the United States. The Company pursued this business during 2001 through 2002.

Prior to 2001, the Company entered into a Technology Purchase and Assignment Agreement to acquire the assets of, and the world-wide rights to the technology of International Communications and Equipment, Inc. ("ICE") for the development and delivery of telecom network solutions. The agreement with ICE was rescinded due to lack of progress by both parties in financing and developing the business opportunity envisioned by the agreement with ICE.

Following its involvement with ICE, the Company entered into a Letter of Intent dated October 5, 2000 whereby it proposed to acquire one hundred percent of the issued and outstanding shares of AirArmor Inc. of Scottsdale, AZ ("AAI"). The Company advanced a total of US $60,969 for operating expenses to AAI during the due diligence phase. The Company decided not to proceed with the acquisition, entered into a termination agreement on March 5, 2001, settled its outstanding claim for the amount of $6,000 and wrote off the balance of the advances.

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

Management deemed that this acquisition was not providing the value originally expected.  The Board of Directors rescinded the TTI letter of intent and the Panier Asset Purchase Agreement on June 19, 2001, having decided not to proceed any further at that time.  In anticipation of this transaction, the Company had advanced $118,242 to Travel Ties. The Company wrote this off believing the amount to be uncollectable, as TTI was not operational any more.

BUSINESS OF THE ISSUER

The Company is a development-stage company whose primary business from 2003 to 2008 has been in the oil and gas industry, acquiring 50% networking interest in various leases and drilling or planning to drill natural gas wells in the States of Kansas, Missouri and Oklahoma, in the United States.  See Item 2. Description of Property - Disclosure of Oil & Gas Operations.

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

From June through September 2003, the Company engaged McGown Drilling, Inc. to complete drilling a total of nine shallow gas wells to an average depth of approximately 400 feet on 5 groups of leases in Bourbon County, KS.  Four others were started but abandoned.  Since then, McGown Drilling has drilled another seven wells on leasehold property, with six being completed prior to December 31, 2005.   The gas leases were not been registered in the name of Litewave, but continued to be held in the name of the Operator, McGown Drilling, Inc.

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

The Company's business development plan had initially focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects.  Execution of the business plan had largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.

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

During 2005, the Company announced that it has entered into an agreement with Arrandale Financial Corp. to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York consisting of oil and gas leases covering approximately 885 net acres, formerly owned by Thomasson Partners.

Because of the company’s inability to raise funds for this work a drilling program was not initiated for this property.  As a result, the Company entered into an agreement to sell its interest in the Roark Lease in Steuben County, NY, to Next Millennium Commercial Corp., which was to close on November 7, 2008, to sell the property for $40,000.  The Company was unable to fulfill all the conditions precedent and accordingly it did not close.  On October 5, 2008, as a result of the Company not having commenced drilling, delay lease rentals became payable.  The Company defaulted on payment resulting in the abandonment of the property, returning it to the original vendor, Thomasson Partners, and recorded an impairment of its remaining value $40,000.

During 2008, the Company has been seeking an alternative resource project. Subsequent to year end, in January 2009 the Company entered into an agreement to acquire a 50% interest in 8 Platinum Group Metal mineral exploration properties located north and West of the town of Baie-Comeau, Quebec from St-Georges Minerals Inc.

LiteWave and St-Georges will jointly establish a work program for the properties.  The 8 properties are targeting Nickel, Copper, Cobalt, Platinum, Palladium and Gold as the primary minerals, with several other poly-metallic possibilities contained with the land position.

The Company then entered into a further joint acquisition of a strategic Nickel-Copper-PGE project, the Villebon Property, in the Val-d’Or Mining Camp, northern Quebec.  LiteWave and St-Georges Minerals Inc., will jointly own on a 50-50 basis a 100% ownership in the Property; earning its interest from Fancamp Exploration inc. (TSX-V: FNC) and the Sheridan Platinum Group.  An independent NI 43-101 Technical Report has been commissioned from Consul-Teck Mining Consultants of Val-d’Or, Quebec to provide the Company with an accurate claim status, an account of the historical mineral resources and provide an independent recommendation for future exploration programs

As at December 31, 2008, there were two part time employees who were also officers of the Company. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent exploration programs we may retain additional employees.  Given that Litewave is still in the formative stages of this new business direction, if the Company is unable to obtain needed funds or generate anticipated revenues, it could be forced to curtail or cease its activities.

1 A.  RISK FACTORS

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors.

Our independent auditors have expressed a going concern opinion.

As a result of our lack of revenue and accumulated deficit of $8,647,770 at December 31, 2008, the financial statements accompanying this report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We have had a limited operating history and have generated no revenues or earnings to date.  We cannot make any assurances that these trends will improve and that we will generate profits from operations. Our short operating history makes it difficult to predict our future financial results.  If we do not begin generating profits, the price of our common stock may suffer and our stockholders may not be able to recover their initial investment.

We may need additional capital with which to implement our business plan.

There is no agreement with any third party to provide such capital.  Based on current plans, it is anticipated that the Company may not generate positive cash flow from any project development for possibly several years.  Additional equity or debt financing will be required in order to continue operations. In addition, if additional funding is required or it is determined appropriate to raise additional funding in the future, there is no assurance that adequate funding, whether through additional equity financing, debt financing, or other sources, will be available when needed or on acceptable terms.  Further, any such funding may result in significant dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources when needed would have a material adverse affect on the Company's business, results of operations, and financial condition, the result of which would be that stockholders could lose some or all of their investment.

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

The Company's securities must be considered highly speculative, generally because of the nature of the business and the early stage of its development.  The Company is engaged in the business of exploring and, if warranted, developing mineral properties.  Our properties are in the exploration stage only and are without known mineral reserves or resources.  Any profitability in the future from our business will be dependent upon locating and developing economic reserves, which itself is subject to numerous risk factors as set forth herein.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic mineral reserves is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing mines. The Company's properties are in the exploration and development stage only and are without proven mineral reserves.  Commercial discoveries may not be made on any of the Company's properties.

The potential profitability of mineral resource ventures depends upon factors beyond the control of our company.

The potential profitability of mineral properties is dependent upon many factors beyond our control. For instance, world prices and markets for metals are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments.  Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder exploration activities. The marketability of minerals which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of available processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in metals pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Mining operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our Company.

Mining operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Mining operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling and mining methods and equipment. Various permits from government bodies are required for drilling and mining operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Exploration and mining operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labour disruptions, blow-outs, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

ITEM 2.   PROPERTIES

The Company shares space located at 11300 W. Olympic Boulevard, Suite 800, Los Angeles, California 90064 on a month-to-month basis.  Head office is currently located at Suite 1006, 1166 Alberni Street, Vancouver, B.C., Canada, V6E 3Z3.  The rent for this space was CDN $2,100 per month until the end of 2007.  No rent was charged during 2008 on the space provided by management.  Management believes that adequate space is available for the foreseeable future.

DISCLOSURE OF OIL & GAS OPERATIONS

No estimate of natural gas reserves had been made for the fifteen potential production wells drilled on the shallow gas formation in Bourbon County, Kansas.

None of these wells had been placed into formal production by the Company, thus marketable production of natural gas had not commenced and no gross or net production forecasts could be determined up to the time if disposal.

Until the aforementioned Sale to McGown Drilling, the Company had the right to a 50 percent net working interest in sixteen leases covering a total of 4,036 undeveloped acres.  The Bourbon County, Kansas project encompassed 2,905 acres of prospective natural gas lands on 10 leases.  The Vernon County, Missouri project comprised 5 leases for 974 acres.  The Woods County, Oklahoma lease covers 157 acres.

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

During the ensuing period, no well achieved those forecast levels of production.  Continuous water handling problems along with freezing weather restricted the ability of the operator to maintain adequate levels of production without incurring further capital investment which carried significant risk.  The decision was made to sell the operations in their entirety to the operator, McGown Drilling, in full settlement of outstanding obligations and obviation of future liability potential.

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

On October 11, 2002, the District Court of the State of Idaho granted a judgment against the Company and Travel ties Inc. in favour of Recreational Sports and Imports, Inc. ("RS&I") in the amount of $139,133.25, ($120,000 plus costs) together with interest thereon at the rate of 7.25% per annum from the date thereof.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  MARKET INFORMATION

Since October 20, 1998, the Company's stock has been listed for sale on the OTC Bulletin Board.  Pursuant the OTC Bulletin Board Eligibility Rule, the Company was delisted from the OTC Bulletin Board for non-compliance and quoted on the NASD "Pink Sheets" on December 16, 1999.  On September 1, 2000, the Company's securities were approved for re-listing on the OTC Bulletin Board. As of December 31, 2008 there were at least ten stock brokerage firms making a market in the Company's common stock.  The high ask and low bid prices of the Common Stock of the Company have been as follows:

	High Ask	Low Bid
Quarter Ending	Per Share	Per Share

March 31, 2006	$0.510	$0.037
June 30, 2006	$0.470	$0.141
September 30, 2006	$0.145	$0.120
December 31, 2006	$0.132	$0.070

March 31, 2007	$0.190	$0.060
June 30, 2007	$0.110	$0.080
September 30, 2007	$0.110	$0.042
December 31, 2007	$0.085	$0.030

March 31, 2008	$0.070	$0.033
June 30, 2008	$0.080	$0.035
September 30, 2008	$0.047	$0.010
December 31, 2008	$0.031	$0.004

The above quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

B.  HOLDERS

There were approximately 400 holders of the Company's common stock as of December 31, 2008.  Two holders with a total of 6,455,389 shares were affiliates of the Company.

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

D. RECENT SALES OF UNREGISTERED SECURITIES

No common shares were issued during the year ended December 31, 2008.

On February 5, 2009, the Company entered into an agreement with St Georges Minerals Inc. (St-Georges) to acquire a 50% interest in 8 mineral property claims located north of Baie Comeau, Quebec.  To acquire its 50% undivided interest the Company has agreed pay $100,000 and has issued 14,600,000 common shares, and to assume all the terms conditions and obligations of St-Georges in relation to the claims.

ITEM 6.  SELECTED FINANCIAL DATA

None

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The Company is a development-stage company whose primary business from 2003 to 2008 has been in the oil and gas industry, acquiring 50% networking interest in various leases and drilling or planning to drill natural gas wells in the States of Kansas, Missouri and Oklahoma, in the United States.

The Company's business development plan had initially focused on a strategy for maximizing the long-term exploration and development of our Bourbon County prospects.  Execution of the business plan had largely focused on acquiring prospective leases and drilling initial shallow gas wells on this acreage from which to establish a going forward expansion plan.

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

During 2005, the Company announced that it has entered into an agreement with Arrandale Financial Corp. to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York consisting of oil and gas leases covering approximately 885 net acres, formerly owned by Thomasson Partners.

Because of the company’s inability to raise funds for this work a drilling program was not initiated for this property.  As a result, the Company entered into an agreement to sell its interest in the Roark Lease in Steuben County, NY, to Next Millennium Commercial Corp., which was to close on November 7, 2008, to sell the property for $40,000. The Company was unable to fulfill all the conditions precedent and accordingly it did not close.  On October 5, 2008, as a result of the Company not having commenced drilling, delay lease rentals became payable.  The Company defaulted on payment resulting in the abandonment of the property, returning it to the original vendor, Thomasson Partners, and recorded an impairment of its remaining value $40,000.

During 2008, the Company has been seeking an alternative resource project. Subsequent to year end, in January 2009 the Company entered into an agreement to acquire a 50% interest in 8 Platinum Group Metal mineral exploration properties located north and West of the town of Baie-Comeau, Quebec from St-Georges Minerals Inc.

LiteWave and St-Georges will jointly establish a work program for the properties.  The 8 properties are targeting Nickel, Copper, Cobalt, Platinum, Palladium and Gold as the primary minerals, with several other poly-metallic possibilities contained with the land position.

The Company then entered into a further joint acquisition of a strategic Nickel-Copper-PGE project, the Villebon Property, in the Val-d’Or Mining Camp, northern Quebec.  LiteWave and St-Georges Minerals Inc., will jointly own on a 50-50 basis a 100% ownership in the Property; earning its interest from Fancamp Exploration inc. (TSX-V: FNC) and the Sheridan Platinum Group.  An independent NI 43-101 Technical Report has been commissioned from Consul-Teck Mining Consultants of Val-d’Or, Quebec to provide the Company with an accurate claim status, an account of the historical mineral resources and provide an independent recommendation for future exploration programs.

Mr. Robert Cairns resigned as COO and Director during November, 2008 to pursue his other business ventures.  Subsequent to year end, three new directors were appointed to the Board: Francois Dumas, President and CEO, Mark Billing and Wayne Cockburn.  Ian Lambert resigned as CEO and Director February 23, 2009, but will continue to provide consulting services to the Company for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At December 31, 2008, the Company had a working capital deficiency of approximately $1,186,082, in Loans, Notes payable and current Accounts Payable.  It is anticipated that management will be able to fund the company's base operations by way of shareholder loans and further private placements for up to twelve months.

Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand and financing arrangements made to meet its anticipated needs for working capital for the next twelve months of operations.  For business expansion including any new planned capital expenditures, the Company will need to raise additional capital.

The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at December 31, 2008, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

If the Company needs to raise additional funds in order to fund drilling, acquire property and leases, or expand, develop new or enhanced facilities for production, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Company. Stockholders may also experience additional dilution.

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

Capital Requirements & Use of Funds

The Company will be seeking financing of at least $1,000,000 over the next six months to finance exploration programs for the newly acquired resource properties. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all.  Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

Corporate uses of funds shall include but not be limited to the following:

 - administration and operational expenses

 - corporate overhead expenses necessary to maintain the Company's operations

 - acquisition of additional mineral resource properties

 - exploration and drilling programs for the mineral properties.

The next phase of funding is anticipated to require approximately $1,000,000, depending upon further acquisition plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

The following discussion and analysis explains the financial condition for the period from January 1, 2008 to December 31, 2008, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2008.

Revenues.  No Incidental revenues from intermittent gas sales were made during the year ended December 31, 2008.  Incidental revenue from intermittent sales of natural gas of $Nil was generated for the period January 1, 2007 to December 31, 2007 and $19,582 was generated in the prior year.

Expenses.  For the period from January 1, 2008 to December 31, 2008, the Company incurred expenses of $nil for consulting fees and $nil for other consulting services; professional accounting and legal fees of $48,639; marketing and promotion of $73,507; general and administrative expenses of $281; transfer agent and filing fees of $380; rent of $nil; travel costs of $nil; interest charges of $23,596; website development costs of $450; depreciation expense of $560, Impairment of natural gas and oil properties of $40,000, $nil for telephone expenses and a foreign exchange gain of $18,402.

For the period from January 1, 2007 to December 31, 2007, the Company incurred expenses of $162,000 for consulting fees to Messrs. Lambert, Lawson and Cairns, and $36,000 for other consulting services; professional accounting and legal fees of $39,037; marketing and promotion of $15,198; general and administrative expenses of $7,677; transfer agent and filing fees of $1,145; rent of $25,691; travel costs of $10,440; interest charges of $19,565; website development costs of $906; depreciation expense of $336, impairment of natural gas and oil properties of $325,485, and $1,613 for telephone expenses, foreign exchange loss of $5,172, loss on sale of Bourbon County oil and gas property of $771,648, oil and gas operating costs of (net of incidental revenues) of $32,458, stock accretion expense of $408,000, stock based compensation of $196,000 and income from the write off of accounts payable of $223,101.

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

Expenses for the year ended December 31, 2002 were $109,226 for consulting fees to Messrs. Hardesty, Lambert and Lawson; professional accounting and legal fees of $46,186; general and administrative expenses of $1,671; transfer agent and filing fees of $563; rent of $1,200; travel costs of $3,357; website development costs of $5,000; and $1,223 for telephone expenses; $7,000 for write down of receivables; and $139,133 for estimated litigation settlement, and a gain of $9,102 in write off of accounts payable.

Expenses for the prior three years were $350,889 for consulting; $46,673 for marketing and investor relations; professional accounting and legal fees of $109,601; general and administrative expenses of $60,993; $26,369 for miscellaneous salaries; transfer agent and filing fees of $15,646; rent of $37,585; travel costs of $211,516; website development cost of $13,678; and $40,280 for telephone expenses. Operating capital was advanced to the Company through loans, private placements and shares issued for service debt.

Net Loss.  For the period from January 1, 2008 to December 31, 2008, the Company recorded a loss from operations totalling $169,011 for the year.  The total net loss since incorporation through to December 31, 2008, was $8,647,770.

Liquidity and Capital Resources.

Certain management and business associates and companies to which they are associated have advanced a total of $380,584 as loans to the Company to cover operating costs through to December 31, 2008.  As of December 31, 2008, the working capital deficiency was $1,186,082.

A.  RESULTS OF OPERATIONS

During 2007 the Company had not commenced production revenue generating operations, though it had incidental revenue from intermittent sales of natural gas during the development phase.  As noted previously since the Company has now disposed of this operation it does not anticipate any production revenue generating operations until it acquired another suitable project, which is unlikely to commence production in the near future.

B.  CAPITAL RESOURCES

The Company is pursuing private placements and debt financing to fund business development and settle the outstanding advances payable of $613,263, as well as the notes payable with accrued interest of $286,575 and a majority of the accounts payable of $293,379 at December 31, 2008 by conversion to private placement shares and other means.  In the meantime, the Company has met its obligations through funds loaned by certain management and non-related third parties.  The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

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

These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Registrant, its directors or its officers with respect to, among other things: (i) trends affecting the Registrant's financial condition or results of operations for its limited history; (ii) the Registrant's business and growth strategies; (iii) the mineral resource development and mining industries; and, (iv) the Registrant's financing plans.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  Factors that could adversely affect actual results and performance include, among others, the Registrant's limited operating history, dependence on continued levels of pricing and demand for oil and natural gas, the Registrant's inexperience with the petroleum industry, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company are filed under this Item, and are included herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

2.  New independent accountants

Litewave has engaged STS Partners LLP, Chartered Accountants, as its new independent accountant on November 8, 2007. Prior to November 8, 2007, Litewave had not consulted with STS Partners LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Litewave's consolidated financial statements, and no written report or oral advice was provided to Litewave by STS Partners LLP concluding there was an important factor to be considered by Litewave in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(2) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(2) of Regulation S-B.

ITEM 9A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Litewave’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  As required by Rule 13a-15(c) under the Exchange Act, Litewave’s management carried out an evaluation, with the participation of Litewave’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its internal control over financial reporting as of the end of the last fiscal year.  The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Report”).

Litewave’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that Litewave Corp. maintained effective internal control over financial reporting as of December 31, 2008, based on criteria in “Internal Control - Integrated Framework” issued by the COSO.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The following are the names, positions, and municipalities of residence and relevant backgrounds of current key personnel of the Company:

Francois Dumas: CEO, President, Director

Date Position Commenced: February 16, 2009

Term of Office: Annual

Address: 12787 Bedford,   Montreal, PQ H9A 1C1

Age:

36

Experience:  From 1996-2003, Mr. Dumas served as President for Softrain Market Intelligence Ltd.  From 2001 to March 2003, he served as Vice-President - Marketing  for Union Coffee.  From March 2003 to August 2004, Mr. Dumas served as an Investment Advisor for the Bershire Group of Companies, Berkshire Capital Markets.  From September 2004 to September 2005, he served as a consultant for The Jitney Group (Jitney Trade) and from 2005 to the present, Mr. Dumas has been serving as President for DumasBancorp ULC

Harvey M. Lawson: CFO, Secretary/Treasurer

Date Position Commenced:  January 18, 2000

Term of Office:  Annual

Address: 464 Somerset Street, North Vancouver, BC Canada V7N 1G3

Age: 61

Experience: Director and Officer, Trade Winds Ventures Inc. (mineral exploration) January 2001 to present; Financial Planner 1993 to 1998; Lecturer in Financial Management in Hong Kong, Singapore and Canada 1978 to 1993.

Mark Billings: Director

Date Position Commenced: February 16, 2009

Term of Office: Annual

Address: 4000 Marlowe Avenue, Montreal, Quebec, H4A 3M2

Age: 39

Experience: Mark Billings is presently the President and CEO of Orex Exploration Inc. (OX: TSX-V). Mr. Billings also serves as President and CEO of Argex Silver Capital (RGX.P: TSX-V). He is on the board of directors of a number of companies, including Ona Energy Inc. (OEE: CNQ), Impact Medical Solutions (IMSU: OTCBB) and Caldera Resources (CDR: TSX-V).

Prior to joining Orex Exploration, Mr. Billings served as Chief Financial Officer for private and public Internet companies from 2000 to 2006, as well as running his own financial consultancy, Marengo Management Inc. From 2004 to 2006, Mr. Billings was Vice-President of Corporate Finance with Desjardins Securities Inc., where he led a number of public and private financings and took companies public on the Canadian exchanges.

Wayne Cockburn: Director

Date Position Commenced: February 16, 2009

Term of Office: Annual

Address: 23 Valley Trail, Newmarket, Ontario, L3Y 4V8

Age: 52

Experience: Wayne Cockburn has been President & CEO of Impact Medical Solutions, Inc. (IMSU) since September 2003. Prior to IMSU, Mr. Cockburn was President at MPR Health Systems from January 2002 until September 2003 and Executive Vice President from January 2000 until January 2002. From January 1995 to December 1999, Mr. Cockburn was Vice President, Business Development for Lorus Therapeutics, a public biotechnology company. Mr. Cockburn’s background includes strategic planning, corporate finance, corporate partnering, corporate governance and mergers and acquisitions. Mr. Cockburn has served on the board of directors of several private and public companies and currently serves on the boards of IMSU, MPR Health Systems, Inc. and Red Juggernaut, Inc. Mr. Cockburn also acts as a business mentor with the Canadian Youth Business Foundation (CYBF).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers, and persons who own more than 10% of a registered class of equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon our review of the copies of such forms received during the fiscal year ended December 31, 2008, and written representations that no other reports were required, it is believed that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

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

ITEM 11.  EXECUTIVE COMPENSATION

A.  SUMMARY COMPENSATION

A private company wholly-owned by Mr. Ian Lambert received or was due a total of $60,000 of compensation in the fiscal year ended December 31, 2007, in accordance with a management employment agreement approved by the directors in October, 1999 at a rate of $4,500 per month, increased by the and amended by the Directors to a rate of $6,250 per month effective October 1, 2002.  During 2006 and 2007, Mr. Lambert, CEO, has accrued a remuneration of $5,000 per month.   No accrual was recorded for 2008.

Mr. Lawson, CFO, was paid or due $42,000 in the fiscal year ended December 31, 2007, for management and consulting services.  During 2006 and 2007, Mr. Lawson has accrued a remuneration of $3,500 per month. No accrual was recorded for 2008.

During 2007, Mr. Cairns, COO, was paid or due $60,000 in the fiscal year ended December 31, 2007.  Mr. Cairns has agreed to a remuneration of $5,000 per month.  During 2008, Mr Cairns was paid $nil.

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2006, 2007 and 2008 earned by our chief executive officers.  No executive officers earned cash salaries and bonuses exceeding $100,000 during fiscal 2007.

                                        SUMMARY COMPENSATION TABLE

                                                                     Long Term

                                                                 Compensation Awards

Name and                             Other           Annual  Securities Underlying    All

Principal Position   Year      Salary($)     Bonus($)     Compensation($)     options(#)

Compensation($)

Ian D. Lambert   (1) 2008    $ Nil               --                 --             nil              --

Harvey Lawson  (2) 2008    $ Nil               --                 --             nil

Robert Cairns    (3) 2008     $ Nil               --                --              nil

Ian D. Lambert   (1) 2007    $ 60,000         --                 --            nil              --

Harvey Lawson  (2) 2007    $ 42,000         --                 --            nil

Robert Cairns    (3) 2007     $ 60,000        --                 --             nil

Ian D. Lambert   (1) 2006    $ 60,000         --                 --            nil              --

Harvey Lawson  (2) 2006    $ 42,000         --                  --           nil

Robert Cairns    (3) 2006     $ 55,000        --                  --            nil

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

B.  OPTIONS/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

The Company has approved and implemented a Directors, Officers, Employees and Consultants Stock Option Plan in 2000 for a total of 3,000,000 and in 2006 for a total of 4,000,000 shares.  During 2005, a total of 1,700,000 options were granted to Directors, Employees and Consultants. During 2006, a total of 1,400,000 options were granted to Directors, Employees and Consultants. During 2007, a total of 3,150,000 options were granted to Directors, Employees and Consultants.  During 2008 no options were granted.  During 2008 3,200,000 options expired.

The following table provides information on stock options granted to our chief executive officers during the fiscal year ended December 31, 2008.

                          Number of

                    % of Total Options

Securities Underlying    Granted to Employees  Exercise    Expiry

Name

Options Granted (#)        In Fiscal Year

                      Price          Date

Ian Lambert

Nil

Harvey Lawson

Nil

Robert Cairns

Nil

C.  AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND  FISCAL YEAR-END OPTION/SAR VALUES

Options exercised in the last fiscal year:

                         Number of Options

                               Exercised

Nil

                                      Number of                     Value (1) of Unexercised

                             Securities Underlying               in-the-money Options

Name                  Unexercised Options (#)             at Fiscal Year End ($)

                          Exercisable   Unexercisable      Exercisable   Unexercisable

Ian Lambert             800,000           -                       $   Nil           -

Harvey Lawson        450,000           -                       $   Nil           -

(1) Calculated based upon the closing price of our common stock as reported on the OTCBB on December 31, 2008 of $0.015 per share.

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

Pursuant to an agreement (the "Lambert Executive Employment Agreement") effective as at October 1, 1999 and amended October 1, 2000, 2002, and 2003, Ian Lambert, the Company's CEO, President and a Director, is employed by the Company and currently paid or accrued a monthly salary of $6,250.  The term of the Lambert Executive Employment Agreement will be for minimum increments of one year, subject to earlier termination as provided therein.  The Board renewed the Lambert Executive Employment Agreement for the period from October 1, 2004 to December 31, 2005 at the rate of $75,000 per annum.  During 2006 and 2007, Mr. Lambert, CEO, has agreed to an remuneration of $5,000 per month.  During 2008, Mr. Lambert waived accrual of any remuneration.

Pursuant to an agreement (the "Lawson Employment Agreement") effective as at January 18, 2000, Harvey Lawson, the Company's CFO, Secretary/Treasurer and a Director, will be employed by the Company and paid a monthly salary of $500. The term of the Lawson Executive Employment Agreement will be for a minimum of one year, subject to earlier termination as provided therein.  Currently, the Board has renewed the Lawson Employment Agreement for the period from October 1, 2004 to December 31, 2005.  During 2006 and 2007, Mr. Lawson, CFO, has agreed to a remuneration of $3,500 per month.  During 2008, Mr. Lawson waived accrual of any remuneration.

Pursuant to an agreement (the "Cairns Employment Agreement") effective as at January 28, 2006, Robert Cairns, the Company’s COO and a Director, agreed to a remuneration of $5,000 per month.

The Company has enacted a policy whereby all other Directors are remunerated at the rate of $1,000 per month for Directors Fees, which amount is included in the reported remunerations of the Company’s Executive Officers.  No accrual was made during 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.   Security ownership of certain beneficial owners.  The table below identifies any individual (including any "group") who is known to the Company to be the beneficial owner of more than five percent of any class of the small business Company's voting securities as at December 31, 2008:

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

                       Suite 2403, 1415 West Georgia St.

                       Vancouver, B.C. V6G 3C8

(1)  Percentage of total 79,715,275 shares issued as at December 31, 2008

B.   Security ownership of management.  The table below sets forth the ownership by all directors and nominees, each of the named executive officers of the Company, and all directors and executive officers of the Company as a group.

Title of     Name and address                                Amount and nature                    Percentage

class        of beneficial                                             of beneficial                              of class (2)

                  Owner                                                     ownership (1)

Common      Ian Lambert (3)

                    Suite 2403, 1415 West Georgia St.    6,238,722 common                        7.7%

       Vancouver, B.C. V6G 3C8

Common     Harvey Lawson (4)                             1,466,667 common                         1.8%

                    464 Somerset Street

                    North Vancouver, B.C. V7N 1G3

Common       All Officers and Directors

                     as a Group (two persons)                 7,705,389 common                         9.5%

(1)

Each person named in the table has sole voting and investment power with respect to all common stock beneficially owned by him or her, subject to applicable community property law, except as otherwise indicated.  Except as otherwise indicated, each person may be reached through the Company at it offices.

2)

The percentages shown are calculated based upon 79,715,275 shares of common stock outstanding on December 31, 2009. The numbers and percentages shown include the shares of common stock actually owned as of December 31, 2008 and the shares of common stock that the identified person or group had the right to acquire within 60 days of such date. In calculating the percentage of ownership, all shares of common stock that the identified person or group had the right to acquire within 60 days of December 31, 2008 upon the exercise of options are deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by such person or group, but are not deemed to be outstanding for the purpose of computing the percentage of the shares of common stock owned by any other person.

(3)

Represents 5,438,722 shares of common stock and vested options to acquire 800,000 shares of common stock.

(4)

Represents 1,016,667 shares of common stock and vested options to acquire 450,000 shares of common stock.

C.   CHANGES IN CONTROL

None.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise disclosed herein, no director, senior officer, principal shareholder or any associate or affiliate, had any material interest, direct or indirect, in any transaction since incorporation that had or is anticipated to have a material effect on the business, or any proposed transaction that would materially affect the business, except for an interest arising from the ownership of common shares of the Company where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the Company's capital.

Ian Lambert (CEO, President) and Harvey Lawson (CFO, Secretary/Treasurer) have been the principal management of the business through December 31, 2008, and they own collectively 6,455,389 shares or 8.1% of the issued and outstanding stock.  The salary for these executive officers outlined in Compensation of Officers was not established by arms length negotiations, however it is believed that the terms of these transactions are no less favourable to the Company than terms expected to be negotiated with unrelated parties at arms length.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal years ended December 31, 2008 by our principal auditor STS Partners LLC, Chartered Accountants, and 2007 by our previous principal auditor Telford Sadovnick PLLC, Certified Public Accountants, were as follows:

                                                    2008             2007

Audit Fees

$ 34,428.57     $  13,305

Audit-Related Fees

$

$    -

Tax Fees

$    -

$    -

All Other Fees

$    -

$    -

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

Our Audit Committee requires that our independent auditor, in conjunction with our Chief Financial Officer, be responsible for seeking pre-approval for providing services to us and that any request for pre-

approval must inform the Audit Committee about each service to be provided and must provide detail as to the particular service to be provided.

All of the services provided by STS Partners and their predecessor, Telford Sadovnick, described above under the captions "Audit Fees," and were approved by our Audit Committee.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Registrant filed a report on Form 8-K during the year dated December 17, 2008.  The Registrant filed a report on Form 8-K during the prior year dated November 11, 2007, as amended November 27, 2007.

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

Audited Financial Statements and notes thereto: Pages F-1 to F-32

LITEWAVE CORP.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

DECEMBER 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Litewave Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Litewave Corp. (the “Company”) (An Exploration Stage Company) as at December 31, 2008 and 2007, the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and for the period from June 30, 1989 (inception) through to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended, and for the period from June 30, 1989 (inception) through to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ STS Partners LLP

STS PARTNERS LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 30, 2009

LITEWAVE CORP.

(An Exploration Stage Company)

BALANCE SHEETS

(Stated in U.S. Dollars)

	December 31
	2008	2007

ASSETS

Current
Cash	$7,135	$14,181
Accounts receivable	-	67
Goods and services tax receivable	-	1,660
	7,135	15,908

Equipment (Note 5)	-	560
Natural Gas and Oil Properties (Note 6)
Unproved properties	60,000	100,000

	$67,135	$116,468

LIABILITIES

Current
Accounts payable and accrued liabilities	$293,379	$297,444
Advances payable (Note 8)	613,263	606,423
Loans and note payable (Note 9)	286,575	236,339
	1,193,217	1,140,206

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
100,000,000 common voting shares with a par value of $0.001

Issued: (Note 10)
79,715,275 common shares (2007 – 79,715,275)	79,715	79,715

Additional paid-in capital	7,441,973	7,441,973

Deferred compensation (Note 10i.i)	-	(66,667)

Deficit Accumulated During The Exploration Stage	(8,647,770)	(8,478,759)
	(1,126,082)	(1,023,738)

$67,135	$116,468

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2008	2007	2008

Expenses
Depreciation	$560	$336	$1,152
Consulting	-	198,000	2,810,019
Foreign exchange (gain) loss	(18,402)	5,172	6,300
General and administrative	281	7,677	87,657
Impairment of natural gas and oil properties	40,000	325,485	748,485
Impairment of intellectual and property rights	-	-	1,000
Interest on loan and notes payable	23,596	19,565	90,268
Marketing and promotion	73,507	15,198	683,661
Loss on sale of Bourbon County unproved Oil and Gas Property	-	771,648	771,648
Natural gas and oil operating costs (Net of incidental revenue)	-	32,458	12,876
Permits and licenses	-	-	1,150
Professional fees	48,639	39,037	540,645
Provision for settlement of litigation	-	-	139,133
Rent	-	25,691	99,777
Salaries and benefits	-	-	36,770
Stock accretion expense	-	408,000	1,400,000
Stock based compensation	-	196,000	763,100
Telephone and utilities	-	1,613	72,859
Transfer agent and filing fees	380	1,145	30,308
Travel	-	10,440	320,713
Website development	450	906	84,141
Write off of advances receivable	-	-	178,311
Write off of accounts payable	-	(223,101)	(232,203)
	169,011	1,835,270	8,647,770

Net Loss	$(169,011)	$(1,835,270)	$(8,647,770)

Basic And Diluted Loss Per Common Share	$(0.00)	$(0.02)

Weighted Average Number Of Common Shares Outstanding – Basic and Fully Diluted	78,736,033	75,185,348

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			Period From
			June 30
	Year Ended		1989 (Inception) To
	December 31		December 31
	2008	2007	2008

Cash provided by (used in):

Operating Activities
Net loss	$(169,011)	$(1,835,270)	$(8,647,770)
Items not involving cash:
Depreciation	560	336	1,152
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Investor relations expenses paid by shares of common stock	66,667	13,333	125,000
Impairment of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	(223,101)	(232,203)
Impairment of natural gas and oil properties	40,000	325,485	748,485
Loss on sale of Bourbon County unproved Oil and Gas Property	-	771,648	771,648
Interest accrued on loans	23,596	19,565	102,232
Consulting fees accrued	-	159,222	506,406
Stock-based compensation	-	196,000	763,100
Stock accretion expense	-	408,000	1,400,000

Changes in non-cash operating working capital items:
Decrease, (Increase) in Goods and Services Tax receivable	1,660	1,540	-
Decrease,(Increase) in accounts receivable	67	58,183	(4,291)
Increase (Decrease) in accounts payable and accrued liabilities	(15,629)	(73,121)	678,642
	(52,090)	(178,180)	(2,023,705)
Investing Activities
Advances receivable	-	-	(184,311)
Acquisition of equipment	-	-	(1,152)
Acquisition and exploration of natural gas and oil properties	-	(15,485)	(781,881)
Recovery of natural gas and oil property oil exploration costs	-	72,823	72,823

Acquisition of intellectual and property rights	-	-	(1,000)
	-	57,338	(895,521)

(Continued)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)

 (Stated in U.S. Dollars)

Year Ended December 31			Period From June 30, 1989 (Inception) To December 31

2008		2007	2008

Financing Activities
Advances payable	6,840	-	544,748
Loan proceeds	-	-	200,000
Notes payable	38,204	-	1,320,623
Issuance of common stock	-	-	872,400
Share issuance costs	-	-	(11,410)
	45,044	-	2,926,361

Change In Cash For The Year	(7,046)	(120,842)	7,135
Cash, Beginning Of Year	14,181	135,023	-

Cash, End Of Year	$7,135	$14,181	$7,135

Cash Paid During The Period For:

Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Note 14)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

(Stated in U.S. Dollars)

For the Period from June 30, 1989 (inception) to December 31, 2008

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance from June 30, 1989	-	$-	$	$-	$-
Shares issued	2,000,000	-	-	-	-
Stock issued for services	500,000	500	840	-	1,340
Net loss	-	-	-	(2,020)	(2,020)

Balance, December 31, 1998	2,500,000	2,500	840	(4,020)	(680)

Net loss	-	-	-	(1,064,085)	(1,064,085)

Balance, December 31, 1999	2,500,000	2,500	840	(1,068,105)	(1,064,765)

Stock issued on settlement of note payable	3,500,000	3,500	1,046,500	-	1,050,000
Net loss	-	-	-	(229,125)	(229,125)

Balance, December 31, 2000	6,000,000	6,000	1,047,340	(1,297,230)	(243,890)

Stock issued on settlements of note payable	1,000,000	1,000	184,000	-	185,000
Stock issued for settlement of accounts payable	2,090,974	2,091	332,904	-	334,995
Stock issued for services	260,000	260	40,140	-	40,400
Stock issued for prepaid services	820,000	820	48,380	-	49,200
Stock issued for donation	10,000	10	2,990	-	3,000
Stock issued for cash on exercise of warrants	300,000	300	74,700	-	75,000
Stock issued on settlement of amount due to related party	100,000	100	24,900	-	25,000
Stock issued for cash on private placement	240,000	240	119,760	-	120,000
Stock-based compensation expense	-	-	1,493,520	-	1,493,520
Net loss	-	-	-	(2,147,261)	(2,147,261)

Balance, December 31, 2001	10,820,974	10,821	3,368,634	(3,444,491)	(65,036)

Stock issued for settlement of accounts payable	325,000	325	24,015	-	24,340
Net loss	-	-	-	(305,456)	(305,456)

Balance, December 31, 2002	11,145,974	11,146	3,392,649	(3,749,947)	(346,152)

                           (Continued)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

(Stated in U.S. Dollars)

For the Period from June 30, 1989 (inception) to December 31, 2008

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

LITEWAVE CORP.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) (Continued)

(Stated in U.S. Dollars)

For the Period from June 30, 1989 (inception) to December 31, 2008

				Deficit
	Common Stock			Accumulated
			Additional	During The
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2005	63,021,890	$63,022	$4,004,319	$(4,228,695)	$(161,354)

Stock issued on settlement of well maintenance costs	252,433	252	67,905	-	68,157
Stock issued pursuant to investor relations contracts	300,000	300	44,700	-	45,000
Stock issued on cashless exercise of warrants, for services provided	1,297,952	1,298	(1,298)	-	-
Stock issued for cash on private placements	6,197,000	6,197	652,703	-	658,900
Stock issued in settlement of advances payable at $0.10 per unit	1,371,000	1,371	135,729	-	137,100
Stock issued for Oil and Gas property at $0.10 per unit	1,500,000	1,500	148,500	-	150,000
Stock issued on exercise of stock options for advances and accounts payable	1,225,000	1,225	65,775		67,000
Stock issued for cash on exercise of stock options	550,000	550	15,950	-	16,500
Stock issuance costs	-	-	(11,410)	-	(11,410)
Stock accretion expense	-	-	992,000	-	992,000
Stock-based compensation expense	-	-	567,100	-	567,100
Net loss	-	-	-	(2,414,794)	(2,414,794)

Balance, December 31, 2006	75,715,275	$75,715	$6,681,973	$(6,643,489)	$114,199

Stock issued pursuant to investor relations contracts	2,000,000	2,000	78,000	-	80,000
Stock issued pursuant to oil and gas property acquisition agreement	2,000,000	2,000	78,000	-	80,000
Stock accretion expense	-	-	408,000	-	408,000
Stock-based compensation expense	-	-	196,000	-	196,000
Net loss	-	-	-	(1,835,270)	(1,835,270)

Balance, December 31, 2007	79,715,275	$79,715	$7,441,973	$(8,478,759)	$(957,071)

Net loss	-	-	-	(169,011)	(169,011)

Balance, December 31, 2008	79,715,275	$79,715	$7,441,973	$(8,647,770)	$(1,126,082)

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

2.

GOING CONCERN

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $169,011 for the year ended December 31, 2008 [2007 - $1,835,270] and at December 31, 2008 had an accumulated deficit of $8,647,770 [2007 –$8,478,759]. The Company has not generated any revenue, has a substantial accumulated deficit and negative working capital of $1,186,082 as at December 31, 2008, The future of the Company is dependent upon its ability to obtain financing and upon the future profitable operations from the development of its properties.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

viii)

Loss Per Share

Basic loss per share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.  Diluted loss per share is not presented separately from loss per share as the exercise of any options and warrants would be anti-dilutive. At December 31, 2008, the total number of potentially dilutive shares of common stock excluded from basic net loss per share was 979,242 (December 31, 2007 – 979,242).

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

x)

Stock-Based Compensation

The Company has a stock option plan that is described in note 10(iii).

Following the guidance in SFAS No. 123R (revised), “Share-Based Payment” the Company measures and records to the financial statements the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, recognized over the period during which an employee is required to provide services in exchange for such award.  SFAS 123R requires estimates of forfeitures of unvested instruments at the grant date in determining the total compensation to be recognized.  Stock based payments to non-employees are measured at the fair value of consideration received or equity instruments issued,

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

whichever is more reliable and are periodically re-measured until counter party performance is complete.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The offset to the recorded stock based compensation cost is to additional paid-in capital. Consideration received on the exercise of stock options is recorded as share capital and the related additional paid-in capital is transferred to share capital.

xi)

Financial Instruments

The Company’s financial instruments consist of cash, amounts receivable, amounts payable and accrued liabilities, advances payable and loans and note payable.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments, except for the note payable whose fair value is not readily determinable, approximates their carrying values.

xii)

Revenue Recognition

The Company uses the sales method of accounting for natural gas and oil revenues.  Under this method, revenues are recognized upon the passage of title, net of royalties.  Revenues from natural gas production are recorded using the sales method.  When sales volumes exceed the Company’s entitled share, an overproduced imbalance occurs.  To the extent the overproduced imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability.  At December 31, 2008, the Company had not exceeded its entitled share, and, accordingly, had no overproduced imbalances.

xiii)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”) – “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  In such cases, the amount of the impairment is determined based on the relative fair values of the impaired assets.  As at December 31, 2008 the Company determined impairment losses in the amount of $748,485 had been experienced since inception.

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

xv) Comparative figures

Certain comparative figures have been reclassified in order to confirm to the current year’s financial statement presentation.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

4.

RECENT ACCOUNTING PRONOUNCEMENTS

a)

In December 2008, the FASB issued FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company does not expect that the adoption of the FSP will have any impact on its results of operations.

b)

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”).

EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact, if any, on its financial position and results of operations.

c)

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

d)

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008,  The adoption of SFAS No 161 should have no effect on the financial position and results of operations of the Company.

e)

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

4.

RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

f)

In December 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS 160 will have an effect on its results of operations.

g)

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141 will have any effect on its financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

5.

EQUIPMENT

	2008	2007

Computer equipment and software	$-	$1,152
Less: Accumulated amortization	-	(592)

	$-	$560

6.

NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at December 31, 2008 and 2007:

	2008	2007

Non-Producing unproved properties
Acquisition costs
- Waterton Lakes, Oklahoma	$60,000	$60,000

- Roark Prospect, New York	-	40,000

Total costs	$60,000	$100,000

i)

Waterton Lakes, Oklahoma

On April 30, 2003, the Company entered into a purchase and sale agreement with Waterton Lakes Hotels (1956) Co. Ltd. (“Waterton Lakes”), a privately held corporation, for an interest in an natural gas and oil lease in Oklahoma, USA.  Under the terms of the agreement and for the consideration of a payment to Waterton Lakes of $60,000 made May 7, 2003, Waterton Lakes has assigned a working interest portion equal to 50% in a natural gas and oil property, known as the Smith Lease, recorded in Woods County record covering 157 mineral acres (more or less) situated on Lots 3 and 4, and E ½ of SW ¼ of Section 31, Township 26 North, Range 13 West, Woods County, Oklahoma, USA.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

6.

NATURAL GAS AND OIL PROPERTIES (Continued)

ii)

Roark Prospect, New York

On March 22, 2006 the Company entered into an agreement with Arrandale Financial Corp. (“Arrandale”) to acquire a 75% net revenue interest in the Roark Prospect, Steuben County, New York, consisting of oil and gas leases covering approximately 885 net acres.  Arrandale purchased an 80% interest in the Roark Prospect during February 2006 from Thomasson Partner Associates, Inc. (“Thomasson”).  As consideration for the acquisition of the Roark Prospect the Company :

a) guaranteed the obligations of Arrandale under its acquisition agreement with Thomasson and has made payments aggregating $11,704 in respect of these obligations,

b) make a payment of $150,000 (settled by stock issuance) as reimbursement of lease acquisition costs and lease bonuses; and

c) issued 2,000,000 restricted common shares valued at $200,000.

On October 5, 2008, as a result of the Company not having commenced drilling, delay lease rentals became payable.  The Company defaulted on payment of the delay rentals resulting in the abandonment of the property,

During the year ended December 31, 2008, the Company recorded an impairment of $40,000 (2007 - $310,000) to the carrying value of the property.

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

 6.

NATURAL GAS AND OIL PROPERTIES (Continued)

iii)

Bourbon County, Kansas

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

On December 31, 2007, the Company disposed of all of its net working interests in the leasehold properties, the pipeline and all property and equipment previously acquired to the drilling contractor from whom the leases were originally purchased.  As consideration, the Company received a full release from any current and future environmental or other liabilities arising from the oil and gas operation and the settlement of $161,746 owed to the contractor at December 31, 2007.  Consequently, during the year ended December 31, 2007 the Company recorded a loss on sale of $771,648.

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

b)

Distribution Risk

At December 31, 2008, the Company has no producing wells, accordingly at December 31, 2008 no distribution risk exists.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

c)

Credit Risk

At December 31, 2008, the Company has no producing wells, and no accounts receivable, accordingly at December 31, 2008 no credit risk exists.

8.

ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand.  Included in advances payable as at December 31, 2008 is $380,584 (2007 - $373,744) due to directors and to companies related by virtue of common ownership or common directors, and $77,479 (2007 - $77,479) due to former directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

 9.

LOANS AND NOTE PAYABLE

	2008	2007

i) Loans From Related Parties

On December 20, 2004, the Company entered into an agreement with two related corporations whereby the related corporations agreed to lend $200,000 to the Company.  The amounts owing are secured by the Company’s interest in nine Kansas gas wells (Note 6(iii)) and bear interest at 4% per annum and are due on April 15, 2005.  The Company received $100,000 of the loan proceeds in December 2004, and the remaining $100,000 in early January 2005.

Under the terms of the agreement, the Company also agreed to pay a bonus of $60,000 to each of the lenders from cash flow generated by the wells.

The loans matured in April 2005.  The Company negotiated an extension of the loans and the new maturity date was December 31, 2007. The company is in default as no further extension has been obtained.

	$234,027	$225,026

ii) Promissory Notes

Notes payable to Next Millennium Corp, unsecured, repayable upon demand, bearing interest at 10% per annum.	41,235	-

On January 7, 2002, the Company converted accounts payable of $10,475 owing to a former director to a convertible promissory note which bears interest at 4% per annum and matured on December 31, 2002. This convertible feature expired in 2002.	11,313	11,313

	$286,575	$236,339

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

i)

On November 20, 2007, the Company issued 2,000,000 shares of common stock pursuant to investor relations contracts.  Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the services in exchange being $80,000, which was recognized over a twelve month period.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

 10.

CAPITAL STOCK (Continued)

ii)

Warrants

The following is a summary of the warrant activity during the years ended December 31, 2008 and 2007:

2008
Weighted
	Number	Average
	Of	Exercise
	Warrants	Price

Outstanding, January 1, 2007	9,068,000	$0.20
Granted	-	-
Exercised	-	-
Expired	(9,068,000)	0.20

Outstanding, December 31, 2007 and December 31, 2008	-	$-

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

 10.

CAPITAL STOCK (Continued)

iii)

Stock Options (Continued)

The following is a summary of the stock option activity during the years ended December 31, 2008 and 2007:

	2008		2007
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	4,950,000	$0.10	1,800,000	$0.12

Granted	-	-	3,150,000	0.09
Expired	(3,200,000)	(0.12)	-	-

Outstanding, end of year	1,750,000	$0.06	4,950,000	$0.10

The following is a summary of the status of stock options outstanding and exercisable at December 31, 2008:

		Weighted
		Average
Number		Remaining
Of	Exercise	Contractual
Options	Price	Life

850,000	0.03	1.70 years
350,000	0.08	0.21 years
550,000	0.08	3.05 years

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

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

10.

CAPITAL STOCK (Continued)

iv)

Stock-Based Compensation (Continued)

No options were granted during the year ended December31, 2008.  The total fair value of the 3,150,000 options granted during the year ended December 31, 2007 was $142,000 based on the Black-Scholes option pricing model.  Since the options vested immediately the Company recorded $142,000 in stock-based compensation for options vesting during the year ended December 31, 2007.

The weighted average assumptions used in calculating the fair value of stock options granted during the year ended December 31, 2007 using the Black-Scholes option pricing model are as follows:

2007

Risk-free interest rate	3.97%
Expected life of the options	3 years
Expected volatility	143%
Expected dividend yield	-

During the year ended December 31, 2006, the Company issued an aggregate of 1,758,000 units to employees, directors or consultants as a result of the private placements for 7,500,000 units and 1,568,000 units completed by the Company during the year.  The total fair value of the 1,758,000 warrants issued to employees, directors or consultants based on the Black-Scholes option pricing model was $126,000.  Since the warrants vested immediately the Company recognized $126,000 as stock-based compensation in respect of these issuances during the year ended December 31, 2006.  The total fair value of the stock issued to the employees, directors or consultants based on the Black-Scholes option pricing model was $185,000.  As the stock was restricted from trading for a period of 12 months the stock based compensation expense was amortized over the restriction period.  For the year ended December 31, 2008 the Company recorded $nil (2007 - 54,000) as stock based compensation in relation to these issuances.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

11.

INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2008	2007

Loss before income taxes	$(169,011)	$(1,835,270)
Unrecognized items for tax purposes	40,560	1,761,449

	(128,451)	(73,821)

Income tax recovery at 34% (estimated)	$44,000	$25,100
Unrecognized benefit of operating loss carry forwards	(44,000)	(25,100)

Income tax recovery	$-	$-

Significant components of the Company’s deferred income tax assets are as follows:

	2008	2007

Operating loss carry forwards	$4,903,405	$4,774,954
Natural gas and oil properties	1,540,113	1,540,113
	6,443,518	6,315,067
Statutory tax rate	34%	34%

Deferred income tax asset	2,191,000	2,147,000
Valuation allowance	(2,191,000)	(2,147,000)

Net deferred tax assets	$-	$-

The Company has approximately $4,903,000 (2006 - $4,775,000) of operating loss carry forwards which expire beginning in 2017. The Company has natural gas and oil properties available to further reduce taxable income of $1,540,000.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and it is more likely than not that these benefits will not be realized.

12.

RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

As at December 31, 2008, accounts payable included an amount of $17,066 (2007 - $17,066) to a company with common directors and an amount of $793 (2007 - $793) to a former director.

During the year ended December 31, 2008, the Company paid or accrued $nil (2007 - $102,000) in consulting fees to directors and to a company related by a common director, $nil (2007 - $60,000) in consulting fees to a former director, $nil (2007 - $10,000) in legal fees to a company controlled by a  former director, and $4,498 (2007 - $4,325) in interest expense to a company with common directors.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

12.

RELATED PARTY TRANSACTIONS (Continued)

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

During the year ended December 31, 2007, directors and officers were granted 800,000 stock options at $0.08, expiring January 12, 2012, and stock based compensation of $nil (2007 - $42,397) was recorded in respect of these options.

During the year ended December 31, 2007 warrants attached to options were exercised by certain directors using the cashless feature basis. Accordingly the Company recorded stock accretion expenses of $379,000 relating to these warrants.

During the year ended December 31, 2006, persons related to the Directors provided consulting services and subscribed for 810,000 units of the 7,500,000 unit private placement.  The Company has charged stock based compensation of $nil (2007 - $50,276) in respect of these units.

13.

PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement.  The financial statements for December 31, 2008 have reflected the cost of the judgment in the cumulative data.

14.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2008, the following non-cash investing and financing activities occurred:

i)

Pursuant to the issuance of 2,000,000 shares of common stock pursuant to  investor relations contracts (see (ii) below) the company incurred a charge of $66,667 as marketing and promotion expenses.

During the year ended December 31, 2007, the following non-cash investing and financing activities occurred:

i)

The Company issued 2,000,000 shares pursuant to an oil and gas property acquisition agreement with a fair value of $80,000.

ii)

The Company issued 2,000,000 shares of common stock pursuant to investor relations contracts, with a fair value of $80,000.  During the year ended December 31, 2007 $13,333 was charged to income and $66,667 was deferred as a prepaid expense.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

15.

SUBSEQUENT EVENTS

The following events occurred subsequent to December 31, 2008 that are not disclosed elsewhere in the financial statements:

i)

On February 5, 2009, the Company entered into an agreement with St Georges Minerals Inc. (St-Georges) to acquire a 50% interest in 8 mineral property claims located north of Baie Comeau, Quebec.  To acquire its 50% undivided interest the Company has agreed pay $100,000 and to issue 14,600,000 (issued) restricted common shares, and to assume all the terms conditions and obligations of St-Georges in relation to the claims.

ii)

Options to acquire 350,000 common shares at $0.08 expired unexercised.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Stated in U.S. Dollars)

SIGNATURES

The following pages include the Signatures page for this Form 10-K, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

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

Dated:      March 31, 2009

By: /s/ Francois Dumas

    Francois Dumas

    President, Chief Executive Officer, Director

    /s/ Harvey Lawson

    Harvey Lawson,

    Secretary/Treasurer, Chief Financial Officer, Director