Form 10-Q
period 2009-03-31
LITEWAVE CORP
filed 2009-05-20
CIK 1096264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2009
OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from to

Commission file number: 000-27713

LITEWAVE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada                                                                                                                                            95-4763671
(State of Other Jurisdiction of Incorporation or Organization)                                                          (I.R.S. Employer Identification Number)

2020 University Street, Suite 2040, Montreal, Quebec H3A 2A5
(Address of Principal Executive Offices) (Zip Code)

(514) 295-9878

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Copies to:

DIETERICH & MAZAREI, LP

11300 W. Olympic Blvd., #800

Los Angeles CA 90064-1637

(310) 312-6888

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___  Non-accelerated filer  ___  Accelerated filer __ Smaller reporting  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 19, 2009 there were 94,315,275 shares of the registrant’s Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):

[ ] Yes  [X] No

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

LITEWAVE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Stated in U.S. Dollars)

	Three Month Period Ended March 31 2009	2008	Period From June 30 1989 (Inception) To March 31 2009
Financing Activities			
Advances payable	$ **13,771**	$ -	$ 558,519
Loan proceeds	-	-	200,000
Note payable	-	6,336	1,320,623
Issuance of common stock	-	-	872,400
Share issuance costs	-	-	(11,410)
	13,771	6,336	2940,132
Change In Cash For The Period	**(6,169)**	(6,147)	966
Cash, Beginning Of Period	**7,135**	14,181	-
Cash, End Of Period	$ **966**	$ 8,034	$ 966
Cash Paid During The Period For:			
Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

MARCH 31, 2009

1.		BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10Q should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2008. The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2008, has been omitted. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $9,264,044 for the period from June 30, 1989 (inception) to March 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Internal costs not directly associated with acquisition and exploration activities are expensed as incurred.

	ii)	Use of Estimates

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

4.	NEWLY ADOPTED ACCOUNTING POLICIES

	a)	On February 5, 2009, the Company adopted the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”, and accordingly mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Mineral property exploration costs are expensed as incurred.

	b)	On January 1, 2009 the Company adopted FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. The adoption of FSP FAS140-4 and FIN 46(R)-8 had no effect on our financial statements or results of operations.

	c)	On January 1, 2009, the Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The adoption of EITF 07-5 had no effect on the financial position and results of operations of the Company.

	d)	On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB

Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The adoption of SFAS No 161 had no effect on the financial position and results of operations of the Company.

4.	NEWLY ADOPTED ACCOUNTING POLICIES (Continued)

	e)	On January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of SFAS No. 160 had no effect on our financial statements.

	f)	On January 1, 2009, the Company adopted SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non- controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The adoption of SFAS No. 141 (Revised) “Business Combinations” had no effect on our financial statements.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

	a)	In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

	b)	In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

6. NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at March 31, 2009 and December 31, 2008:

	i)	Waterton Lakes, Oklahoma

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

	a)	Distribution Risk

At March 31, 2009, the Company has no producing wells, accordingly at March 31, 2009, no distribution risk exists.

	b)	Credit Risk

At March 31, 2009, the Company has no producing wells, and no accounts receivable, accordingly at March 31, 2009, no credit risk exists.

8.	MINERAL PROPERTY

On February 5, 2009, the Company entered into an agreement with St-Georges Minerals Inc. (St-Georges) (a company with common directors) to acquire a 50% interest in 8 mineral property claims located north of Baie Comeau, Quebec. The fair value of the 14,600,000 common shares issued pursuant to the agreement was initially capitalized in the amount of $584,000. At March 31, 2009, the Company recognized an impairment loss of $584,000, as it has not yet been determined whether there are proven or probable reserves on the property.

9.	ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand. Included in advances payable as at March 31, 2009 is $103,081 (December 31, 2008 - $380,584) due to directors and to companies related by virtue of common ownership or common directors and $368,754 (December 31, 2008 $77,480) due to former directors.

10.	LOANS AND NOTE PAYABLE

11.	CAPITAL STOCK

	i)	Common Stock

During the three month period ended March 31, 2009, the Company issued 14,600,000 common shares pursuant to a mineral property option agreement. (Note 13).

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

The following is a summary of the stock option activity during the period ended March 31, 2009 and the year ended December 31, 2008:

11.	CAPITAL STOCK (Continued)
ii) Stock Options (Continued)

iii)	Stock-Based Compensation

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

As at March 31, 2009, accounts payable included an amount of $17,066 (December 31. 2008 - $17,066) to a company with common directors and an amount of $793 (December 31. 2008 - $793), to a former director.

12.	RELATED PARTY TRANSACTIONS (Continued)

During the three month periods ended March 31, 2009 and 2008, the Company paid or accrued $1,170 (2008 - $1,125) in interest expense to a company with common directors, and issued 8,500,000 common shares with a fair value of $340,000 to St-Georges Minerals Inc., a company with common directors, and 4,900,000 common shares with a fair value of $196,000 to directors of St-Georges Minerals Inc.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

13.	PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The financial statements for March 31, 2009 have reflected the cost of the judgment in the cumulative data.

14.	COMMITMENTS

On February 5, 2009, the Company entered into an agreement with St-Georges Minerals Inc. (St-Georges) (a company with common directors) to acquire a 50% interest in 8 mineral property claims located north of Baie Comeau, Quebec.

Consideration for the option is as follows:

	i)	The issuance of 14,600,000 common shares as directed by St-Georges Minerals Inc.(issued)

	ii)	Cash payments;

$20,017 (Cdn$25,000) by February 5, 2010;

$60,051 (Cdn$75,000) by February 5, 2011;

	iii)	Annual advance royalty payments of $8,007 (Cdn$10,000) per year commencing February 5, 2012.

The property is subject to a 1% net smelter royalty (“NSR”) on commercial production.

15.	SUBSEQUENT EVENT

On May 6, 2009, the Company granted stock options to acquire 5,500,000 common shares at $0.05 until May 6, 2014.

16.	SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the three month period ended March 31, 2009, the following non-cash investing and financing activities occurred:

i) The Company issued 14,600,000 common shares pursuant to a mineral property agreement, with a total fair value of $584,000.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

GENERAL

     The Company is considered an exploration stage company engaged in the exploration for and production of natural gas and oil in the United States. On February 5, 2009, the Company entered into an agreement with St-Georges Minerals Inc. (St-Georges) (a company with common directors) to acquire a 50% interest in 8 mineral property claims located north of Baie Comeau, Quebec.

     The Company was organized on June 30, 2989, under the laws of the State of Nevada as Homefront Safety Services of Nevada, Inc. On April 26, 1999, the Company changed its name from Homefront Safety services of Nevada, Inc. to Litewave Corp.

Exploration Program

Overview -- Plan of Operation

     We are still in our exploration stage and have not had any revenues and only losses since inception. Accordingly, a comparison of our financial information for accounting periods would likely not be meaningful or helpful in making an investment decision with respect to our Company. Since we are an exploration company, our plan of operation for the next twelve months is referred to below as a “Plan of Exploration”. We anticipate that this will cost approximately $3,500,000 over the next 12 months. This is a major change in direction from the exploration and production of natural gas, which we intend to wind down with minimal losses. We believe that we will be able to obtain significant equity financing (approximately $2 million) during the next two quarters. Operating in the Canadian Province of Quebec as a mineral exploration company entitles us to tax credits and other advantages that will facilitate the raising of capital through the issuance of “flow-through” equity. A “flow-through placement” is the sale of common shares of the company to individuals or corporations domiciled in Canada and the surrendering in their favor of a part or all of the tax credits received from the governments of Canada and the Province of Quebec. This will enable us to initiate drilling and sampling activities at our Villebon project, south of the municipality of Val d’Or, Quebec, and to work on our properties located in the Manicouagan area of Quebec’s North Shore.

     Since the exploration business is essentially a research and development activity, our future business focus depends upon current results where future plans can change significantly at any time. Accordingly, it would not be meaningful, and perhaps would be misleading, to make estimates of anticipated expenditures beyond the next 12 months.

     Since we expect to receive additional equity capital and expect to continue our financing efforts for our next 12 months, we furthermore expect to be able to proceed with and/or complete our exploration programs, or meet our administrative expense requirements; this is, however, subject to obtaining additional financing. We anticipate that additional funding will be in the form of equity financing from the public and/or private sale of our common stock. As of May 19, 2009, we had 5,500,000 stock options issued and outstanding, the exercise of which would provide us with an estimated $275,000 in gross proceeds. We cannot assume, however, that any of these options will be exercised. Their exercise is dependent upon many factors, including the trading price of our common stock. We believe that the proceeds from the exercise of all the options that are outstanding (of which we cannot be assured) would be sufficient to cover our anticipated capital needs over our next 12 months.

     Once we have sufficient statistical and scientific data that provides reasonable assurances that we could undertake the development stage in our mining operations, we may seek debt-based financing, in addition to equity financing, to fund the development and extraction phases.

     If we are unable to raise sufficient additional funding through equity financing and/or debt, we will then attempt to obtain joint venture partners on a project by project basis to help alleviate the expenses incurred on each project; this would result in a reduction of our portion of any revenues that may result if a property is successfully developed, of which there can be no assurance. If we are unsuccessful with this alternative approach, we will then attempt to renegotiate the underlying agreements on all or some of the properties to lower the obligations and allow us to maintain these properties.

     If we do require additional financing and it is unavailable to us on reasonable terms or at all, it is unlikely that we will be successful in our business plan.

Plan of Exploration

     Our “Plan of Exploration” and the expenditures are dependent upon obtaining sufficient funding, of which we have no assurance. All areas of the 2009 Plan of Exploration are expected to progress simultaneously. Each is expected to be under the supervision of qualified professionals.

Exploration Program

     In February 2009, we commissioned an independent geological firm to produce two mineral resource reports, compliant to the National Instrument (NI) 43-101 geological standards of Canada. These reports will be at the center of the Company’s planning process as they become available in Q2 2009.

Our Exploration Program to Date

     In addition to the technical reports mentioned above, we also sent initial grab samples to an independent metallurgical laboratory and expect results in early June. Additional sampling done on a grid on the properties’ joint venture in the Manicouagan area will also be sent for a mini-bulk test (slightly less than 100kg). Further compilation work is being done in order to plan an extended exploration program. Mapping and sampling of all of the acquired concessions are ongoing.

The Villebon Property:

     Numerous exploration and regional mapping programs were completed on and around the Villebon Property since 1936. This work partly served to expose a number of the nickel-copper or gold prospects that the region offers. In February 2009, the Company commissioned Consul-Teck, an independent geological consulting firm, to product an NI 43-101-compliant mineral resource estimate on this property. This firm reviewed the historical works carried out on the Villebon Property and the regional geological context. They are of the opinion that the Villebon Property has sufficient merit to warrant further exploration and development in order to evaluate fully their nickel-copper-PGE potential.

     Drilling in 1987 by Groupe La Fosse Platinum Inc, intersected remobilized sulphides from 138.9 to146.6 meters, or 7.7 meters grading 0.61 g/t platinum, 0.23 g/t palladium, 0.37% copper and 0.26% nickel (LF-87-17, GM47175) in the combined North and South Zones, a distance of 350 meters within the 1 kilometer long peridotite dyke or sill. Further work enabled Groupe La Fosse Platinum Inc. to calculate a mineral resource estimate of 421,840 tons grading 0.52% copper, 0.72% nickel and 1.08 g/t combined platinum-palladium. This estimate is historical in nature, non-compliant to NI 43-101 Mineral Resources and Mineral Reserves standards, and therefore should not be relied upon. A Qualified Person has not done sufficient work to classify the historical estimate as current mineral resources, and these estimates should only be considered as an indication of the mineral potential of the Property.

Recommended exploration programs

     There is no indication at this time that the historical mineral resources can be validated with further exploration work. However, the authors of the independent geological report are of the opinion that the Property hosts a significant nickel-copper-PGE potential, and has sufficient merit to recommend that a two-phased exploration program be initiated to define the areas of economic interest. This recommended work program is consistent with that of other junior mineral exploration companies currently operating in the area for nickel.

Phase 1

     The Phase 1 program ($597,400) aims to validate the historical assays of the North and South Zones by sampling and drilling to evaluate the mineral potential of the 1 kilometer long ultramafic sill or dyke exploration model from surface to a vertical depth of 200 meters below surface. A detailed ground magnetic and horizontal-loop electromagnetic survey would better delineate the ultramafic limits and conductors associated with the sulphides. Additional work would include a complete geo-referenced compilation and synthesis of previous work on the Property, line cutting, ground geophysical surveys, and the prioritization of drill targets.

Phase 2

     The Phase 2 program ($1,362,500) would consist of 7,000 meters of diamond drilling to delineate the full mineral potential of the Property, and with success could lead to de delineation of Inferred Mineral Resources.

     A second NI 43-101 independent geological report was commissioned from the same independent firm in February 2009. We are currently awaiting the conclusion of this report that is aimed at reviewing the merits of the 8 properties joint-ventured with St-Georges Minerals Inc. in February 2009. Initial estimates of the financial resources needed to maintain these properties in good standing and to do minimal work are in range of $350,000 to $1,200,000. We are awaiting recommendations from the authors of this technical report in order to establish a detailed exploration budget.

FINANCING NEEDS

     Additional financing will be required to accomplish the proposed exploration work described above. If the required additional financing is unavailable to us on reasonable terms or at all, it is unlikely that we will be successful in our current business plan. We currently have no material commitments for capital requirements. Inflation has not significantly impacted the Company’s operations.

Liquidity and Capital Resources

     Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At March 31, 2009, the Company had a working capital deficiency of approximately $1,218,356 in Loans, Notes payable and current Accounts Payable. It is anticipated that management will be able to fund the Company's base operations by way of shareholder loans and further private placements for up to twelve months.

     Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand and financing arrangements planned to meet its anticipated needs for working capital for the next twelve months of operations. For business expansion including any new planned capital expenditures, the Company will need to raise additional capital.

     The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at March 31, 2009, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

     If the Company needs to raise additional funds in order to fund drilling and the business plan described above, develop new or enhanced facilities for production, respond to competitive pressures or acquire complementary products, businesses or technologies, any additional funds raised through the issuance of equity or convertible debt securities will reduce the percentage ownership of the stockholders of the Company. Stockholders may also experience additional dilution.

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

Capital Requirements & Use of Funds

     The Company will be seeking financing of at least $500,000 over the next six months to finance further mineral exploration activities. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

Corporate uses of funds shall include but not be limited to the following:

  administration and operational expenses
  corporate overhead expenses necessary to maintain the Company's operations acquisition of additional mineral properties
  lease acquisition costs for potential mineral properties
  drilling and exploration programs for new mineral properties.

     The next phase of funding is anticipated to require approximately $500,000, depending upon further exploration plans. Capital is expected to be raised in stages, as the financing climate permits. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

     The following discussion and analysis explains the financial condition for the period from January 1, 2009 to March 31, 2009, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2008.

     Revenues. The Company does not anticipate generating production revenue until it completes exploration on its properties, and is unlikely to commence production for several years.

     Expenses. For the period from January 1, 2009 to March 31, 2009, the Company incurred expenses of, $6,309 in interest expenses to a company with common directors, marketing and promotion of $1,729, general and administrative expenses of $82, transfer agent and filing fees of $886, other professional fees of $25,553,; $nil for website development and $584,000 for mineral property option costs. For the period from January 1, 2008 to March 31, 2008, the Company incurred expenses $5,150 in interest expenses to a company with common directors, marketing and promotion of $20,000, general and administrative expenses of $150, transfer agent and filing fees of $50, non- related professional fees of $3,200, ; website development of $150 and $nil for mineral property option costs.

     Net Loss. For the period from January 1, 2009 to March 31, 2009, the Company recorded a loss from operations of $616,274. The total net loss since inception through to March 31, 2009 was $9,264,044.

     As at March 31, 2009 certain management, business associates and related parties have advanced a total of $430,109 to the Company to cover operating costs. As of March 31, 2009, the working capital deficiency was $1,218,356.

A. PLAN OF OPERATIONS

Please refer to the Plan of Operation described above, beginning on Page 18.

Plan of Exploration and Exploration Program

Please refer to the information provided above, beginning on Page 19.

B. CAPITAL RESOURCES

     The Company is pursuing private placements and debt financing to fund business development and settle the outstanding advances payable of $627,034, as well as the notes payable with accrued interest of $288,770 and a majority of the accounts payable of $303,949 at March 31, 2009 by conversion to private placement shares and other means. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

     The Company has recently undertaken the following Capital Expenditures. During 2006, the Company completed construction of the supplementary pipeline from its Bourbon County leasehold lands, where it had drilled several wells, to a natural gas distribution delivery point operated by Bourbon County Pipeline LLC. During 2007, the Company had intended to drill and connect more wells in Bourbon County. The anticipated budget for this Capital Expenditure was approximately $470,000, however, due to the inability to raise such funds, this program has been terminated and the operations disposed of. As well, the Company had anticipated drilling an additional two wells in Vernon County and one well in Steuben County, however no funds were raised to complete such programs

C. LIQUIDITY

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

     These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Registrant, its directors or its officers with respect to, among other things: (i) trends affecting the Registrant's financial condition or results of operations for its limited history; (ii) the Registrant's business and growth strategies; (iii) the petroleum, energy and mining industries; and, (iv) the Registrant's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Registrant's limited operating history, dependence on continued levels of pricing and demand for oil and natural gas, the Registrant's inexperience with the petroleum industry, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

N/A

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, with the participation of our chief executive and chief financial officer, of the effectiveness, as of a date within 90 days prior to the date of the filing of this report, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Due to the fact that we have a limited number of employees and are not able to have proper segregation of duties based on the cost/benefit of hiring additional employees solely to address the segregation of duties issue, we have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. However, we have determined that the risks associated with the lack of segregation of duties are partially mitigated based on the close involvement of management in day-to-day operations. We have limited resources available. As we obtain additional funding and employ additional personnel, we will implement programs to ensure the proper segregation of duties and reporting channels.

     (b) Changes in Internal Controls over Financial Reporting. There were no changes in our internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to or the subject of any pending legal proceeding or any contemplated proceeding of a governmental authority.

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     The Company issued 14,600,000 common shares pursuant to a mineral property agreement, with a total fair value of $584,000. A total of 9,8500,000 shares were restricted, and the remainder of 4,750,000 were issued pursuant to an S8 registration filing.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     The Company has not implemented any procedures by which security holders may recommend nominees to the registrant's board of directors.

Form 8-K Information

None.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of Sarbanes
Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended
March 31, 2009.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of Sarbanes
Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended
March 31, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2009

LITEWAVE CORPORATION

By:/S/ FRANCOIS DUMAS
Francois Dumas
President, Chief Executive Officer,
Member of the Board of Directors
(Principal Executive Officer)

By:/S/ WAYNE COCKBURN
Wayne Cockburn
Chief Financial Officer,
Member of the Board of Directors
(Principal Financial Officer)