Form 10-Q
period 2009-06-30
LITEWAVE CORP
filed 2009-08-24
CIK 1096264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2009
OR
[ ]	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from __________________________ to ___________________________________

	Commission file number:	000-27713

LITEWAVE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

	Nevada		95-4763671
	(State of Other Jurisdiction of Incorporation or		(I.R.S. Employer Identification Number)
Organization)

	2020 University Street, Suite 2040, Montreal, Quebec		H3A 2A5
	(Address of Principal Executive Offices)		(Zip Code)

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

Large accelerated filer	Accelerated filer

Smaller reporting
Non-accelerated filer	company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of
August 24, 2009 there were 94,315,275 shares of the registrant’s Common Stock outstanding.

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

SIGNATURES

LITEWAVE CORP.

(An Exploration Stage Company)

SECOND QUARTER FINANCIAL STATEMENTS

JUNE 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

LITEWAVE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

		June 30 2009		December 31 2008 (Audited)
ASSETS				
Current				
Cash	$	202	$	7,135
Prepaid		287		-
		489		7,135
Natural Gas and Oil Properties (Note 6)				
Unproved properties		60,000		60,000
Mineral Property (Note 8)		-		-
	$	60,489	$	67,135
LIABILITIES				
Current				
Accounts payable and accrued liabilities	$	313,830	$	293,379
Advances payable (Note 9)		629,034		613,263
Loans and note payable (Note 10)		294,672		286,575
		1,237,536		1,193,217
STOCKHOLDERS' EQUITY (DEFICIENCY)				
Capital Stock				
Authorized:				
100,000,000 common voting shares with a par value of $0.001				
Issued:				
94,315,275 common shares (December 31, 2008: – 79,715,275 common shares)		94,315		79,715
Additional paid-in capital		8,119,173		7,441,973
Deficit Accumulated During The Exploration Stage		(9,390,535)		(8,647,770)
		(1,177,047)		(1,126,082)
	$	60,489	$	67,135

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Stated in U.S. Dollars)

	Six Month Period Ended June 30 2009	Six Month Period Ended June 30 2008	Period From June 30 1989 (Inception) To June 30 2009
Financing Activities			
Advances payable	$ **15,771**	$ -	$ 560,519
Loan proceeds	-	-	200,000
Note payable	-	44,336	1,320,623
Issuance of common stock	-	-	872,400
Share issuance costs	-	-	(11,410)
	15,771	44,336	2,942,132
Change In Cash For The Period	**(6,933)**	(6,360)	202
Cash, Beginning Of Period	**7,135**	14,181	-
Cash, End Of Period	$ **202**	$ 7,821	$ 202

Cash Paid During The Period For:

Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30, 2009

1. BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10Q should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2008. The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2008, has been omitted. The results of operations for the six-month period ended June 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $9,390,535 for the period from June 30, 1989 (inception) to June 30, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

JUNE 30, 2009

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

4. NEWLY ADOPTED ACCOUNTING POLICIES

a) On April 1, 2009,the Company adopted SFAS No. 165, “Subsequent Events” The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

     1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements

     2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements

     3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company adoption of SFAS No. 165 had no effect on the Company’s financial statements.

b) On February 5, 2009, the Company adopted the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”, and accordingly mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30, 2009

4. NEWLY ADOPTED ACCOUNTING POLICIES (Continued)

Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. Mineral property exploration costs are expensed as incurred.

c) On January 1, 2009 the Company adopted FSP FAS140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. The adoption of FSP FAS140-4 and FIN 46(R)-8 had no effect on our financial statements or results of operations.

d) On January 1, 2009, the Company adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The adoption of EITF 07-5 had no effect on the financial position and results of operations of the Company.

e) On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. The adoption of SFAS No 161 had no effect on the financial position and results of operations of the Company.

f) On January 1, 2009, the Company adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of SFAS No. 160 had no effect on our financial statements.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30, 2009

4. NEWLY ADOPTED ACCOUNTING POLICIES (Continued)

g) On January 1, 2009, the Company adopted SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of SFAS No. 141 (Revised) “Business Combinations” had no effect on our financial statements.

5. RECENT ACCOUNTING PRONOUNCEMENTS

a) In June 2009 the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is assessing the effect that the implementation of this new standard will have on financial statements.

b) In June 2009 the FASB issued SFAS No. 167 “Amendment to FASB Interpretation No. 46(R)”. The objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is assessing the effect that the implementation of this new standard will have on the financial statements.

c) In June 2009 the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.

LITEWAVE CORP.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30, 2009

5. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company is assessing the effect that the implementation of this new standard will have on the financial statements

b) In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued. Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”. The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

6. NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at June 30, 2009 and December 31, 2008:

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

JUNE 30, 2009

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

b) Distribution Risk

At June 30, 2009, the Company has no producing wells, accordingly at June 30, 2009, no distribution risk exists.

c) Credit Risk

At June 30, 2009, the Company has no producing wells, and no accounts receivable, accordingly at June 30, 2009, no credit risk exists.

8. MINERAL PROPERTY

On February 5, 2009, the Company entered into an agreement with St-Georges Minerals Inc. (St-Georges) (a company with common directors) to acquire a 50% interest in 8 mineral property claims located north of Baie Comeau, Quebec. The fair value of the 14,600,000 common shares issued pursuant to the agreement was initially capitalized in the amount of $584,000. At June 30, 2009, the Company recognized an impairment loss of $584,000, as it has not yet been determined whether there are proven or probable reserves on the property

9. ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand. Included in advances payable as at June 30, 2009 is $105,081 (December 31, 2008 - $380,584) due to directors and to companies related by virtue of common ownership or common directors and $368,754 (December 31, 2008 $77,480) due to former directors.

LITEWAVE CORP.
(An Exploration Stage Company)

JUNE 30, 2009

10. LOANS AND NOTE PAYABLE

		June 30 2009		December 31 2008
i) Loans From Related Parties				
Loan from Company related by virtue of a common director. The amount is unsecured, and bears interest at 4% per annum. The loan was due April 2005. The Company negotiated an extension of the loan to December 31, 2007. The Company is now in default.	$	**119,293**	$	116,953
ii) Other Loan				
Loan from Company formerly related by virtue of a common director. The amount is unsecured, and bears interest at 4% per annum. The loan was due April 2005. The Company negotiated an extension of the loan to December 31, 2007. The Company is now in default.		**119,414**		117,074
iii) Promissory Notes				
Note payable to Next Millennium Corp, unsecured, repayable upon demand, bearing interest at 10% per annum.		**44,652**		41,235

11. CAPITAL STOCK

i) Common Stock

     On February 27, 2009, and March 26, 2009, the Company issued 9,850,000 and 4,750,000 common shares respectively pursuant to a mineral property option agreement. (Note 12).

ii) Stock Options On February 6, 2006 the Company adopted the 2006 Stock Option Plan (the “Plan”) for Eligible Employees including directors, employees and consultants to the Company. The Company reserved 4,000,000 shares of common stock of its unissued share capital for the Plan.

An Option which meets the requirements of Section 422 of the Internal Revenue Code; is referred to as an “ISO”.

The exercise price of options granted under the Plan shall be determined by the Board of Directors (“Board”) or Compensation Committee (“Committee”) as follows:

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30, 2009

11. CAPITAL STOCK (Continued)

ii) Stock Options (Continued)

a) in the case of an ISO – the exercise price shall be not less than the fair market value per common share at the date of grant; b) for an ISO Option granted to a 10% or greater shareholder the exercise price shall be determined by the Board, and shall not be less than 110% of the fair market value of the stock at the date of grant;

c) in the case of all other stock option awards, the exercise price shall be not less than 75% of fair market value (but in no event less than par value of one share of stock on the date of the grant)

Upon granting the option the Board or Committee will determine the term and expiry conditions of the option, however; a) the expiry date of an ISO cannot exceed ten years from the date of the grant b) the expiry date of an ISO granted to a 10% or greater shareholder cannot exceed five years from the date of grant. c) options granted expire immediately upon termination for cause; d) options granted expire one year after the date of termination of the officer, employee or consultant due to death or disability, or on the contractual expiry date if earlier.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30, 2009

11. CAPITAL STOCK (Continued)

ii) Stock Options (Continued)

The following is a summary of the status of stock options outstanding and exercisable at June 30, 2009:

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

The total fair value of the 5,500,000 options granted during the six month period ended June 30, 2009 was $107,800 based on the Black-Scholes option pricing model. Since the options vested immediately the Company recorded $107,800 (six month period ended June 30, 2008 - $nil) in stock-based compensation for options vesting during the period.

The weighted average assumptions used in calculating the fair value of stock options granted during the six month periods ended June 30, 2009 and 2008 using the Black-Scholes option pricing model are as follows:

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30, 2009

12. RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

As at June 30, 2009, accounts payable included an amount of $17,066 (December 31. 2008 - $17,066) to a company with a common director and an amount of $793 (December 31. 2008 - $793), to a former director.

During the six month periods ended June 30, 2009 and 2008, the Company paid or accrued $3,340 (2008 - $2,250) in interest expense to a company with a common director, and issued 8,500,000 common shares with a fair value of $340,000 (2008 -$nil) to St-Georges Minerals Inc., a company with common directors, and 4,900,000 common shares with a fair value of $196,000 (2008 - $nil) to a director and an officer of St-Georges Minerals Inc.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

13. PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The financial statements for June 30, 2009 have reflected the cost of the judgment in the cumulative data.

14. COMMITMENT

On February 5, 2009, the Company entered into an agreement with St-Georges Minerals Inc. (St-Georges) (a company with common directors) to acquire a 50% interest in 8 mineral property claims located north of Baie Comeau, Quebec.

Consideration for the option is as follows:

     i) The issuance of 14,600,000 common shares as directed by St-Georges Minerals Inc.(issued)

     ii) Cash payments;

          • $21,638 (Cdn$25,000) by February 5, 2010;

             • $64,914 (Cdn$75,000) by February 5, 2011;

     iii) Annual advance royalty payments of $8,655 (Cdn$10,000) per year commencing February 5, 2012.

The property is subject to a 2% net smelter royalty (“NSR”) on commercial production.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

JUNE 30, 2009

15. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the six month period ended June 30, 2009, the following non-cash investing and financing activities occurred:

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

     The Company was organized on June 30, 1989, under the laws of the State of Nevada as Homefront Safety Services of Nevada, Inc. On April 26, 1999, the Company changed its name from Homefront Safety services of Nevada, Inc. to Litewave Corp.

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

Exploration Program

     In February 2009, we commissioned an independent geological firm to produce two mineral resource reports, compliant to the National Instrument (NI) 43-101 geological standards of Canada. These reports will be at the center of the Company’s planning process as they become available in late 2009.

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

The Villebon Property:

     Numerous exploration and regional mapping programs were completed on and around the Villebon Property since 1936. This work partly served to expose a number of the nickel-copper or gold prospects that the region offers. In February 2009, the Company commissioned Consul-Teck, an independent geological consulting firm, to produce an NI 43-101-compliant mineral resource estimate on this property. This firm reviewed the historical works carried out on the Villebon Property and the regional geological context. They are of the opinion that the Villebon Property has sufficient merit to warrant further exploration and development in order to evaluate fully their nickel-copper-PGE potential.

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

Other properties:

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

Liquidity and Capital Resources

     Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At June 30, 2009, the Company had a working capital deficiency of approximately $1,237,047 in Loans, Notes payable and current Accounts Payable. It is anticipated that management will be able to fund the Company's base operations by way of shareholder loans and further private placements for up to twelve months.

     Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand and financing arrangements planned to meet its anticipated needs for working capital for the next twelve months of operations. For business expansion including any new planned capital expenditures, the Company will need to raise additional capital.

     The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at June 30, 2009, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

     The following discussion and analysis explains the financial condition for the period from January 1, 2009 to June 30, 2009, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2008.

     Revenues. The Company does not anticipate generating production revenue until it completes exploration on its properties, and is unlikely to commence production for several years.

     Expenses. For the three-month period from April 1, 2009 to June 30, 2009, the Company incurred total expenses of $126,491. These expenses included stock-based compensation of $107,800, interest expense of $6,340, professional fees of $5,814, a foreign exchange loss of $5,505, transfer agent and filing fees of $968, and general and administrative expenses of $64. For the three-month period from April 1, 2008 to June 30, 2008, the Company incurred total expenses of $66,960. These expenses included professional fees of $39,725, marketing and promotion expenses of $20,000, interest expense of $6,136, transfer agent and filing fees of $500, website development expenses of $250, a foreign exchange loss of $209, depreciation of $84, and general and administrative expenses of $56.

     For the six-month period from January 1, 2009 to June 30, 2009, the Company incurred total expenses of $742,765. These expenses included an impairment charge of $584,000 to mineral properties, stock-based compensation of $107,800, professional fees of $31,367, interest expense of $12,649, a foreign exchange loss of $3,220, transfer agent and filing fees of $1,854, marketing and promotion expenses of $1,729, and general and administrative expenses of $146. For the six-month period from January 1, 2008 to June 30, 2008, the Company incurred total expenses of $93,969. These expenses included professional fees of $42,925, marketing and promotion expenses of $40,000, interest expense of $11,286, a foreign exchange gain of $1,566, transfer agent and filing fees of $550, website development expenses of $400, general and administrative expenses of $206 and depreciation of $168.

     Net Loss. For the three-month period from April 1, 2009 to June 30, 2009, the Company recorded a loss from operations of $126,491, compared to a loss from operations of $66,960 in the same quarter of 2008. For the six-month period from January 1, 2009 to June 30, 2009, the Company recorded a loss from operations of $742,765, compared to a loss from operations of $93,969 in the same quarter of 2008. The total net loss since inception through to June 30, 2009 was $9,390,535.

As at June 30, 2009, the working capital deficiency was $1,237,047.

A. PLAN OF OPERATIONS

Please refer to the Plan of Operation described above, beginning on Page 18.

Plan of Exploration and Exploration Program

Please refer to the information provided above, beginning on Page 19.

B. CAPITAL RESOURCES

     The Company is pursuing private placements and debt financing to fund business development and settle the outstanding advances payable of $629,034, as well as the notes payable with accrued interest of $294,672 and a majority of the accounts payable of $313,830 at June 30, 2009 by conversion to private placement shares and other means. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

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

Item 1A. Risk Factors.

N/A

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     The Company issued 14,600,000 common shares pursuant to a mineral property agreement, with a total fair value of $584,000. A total of 9,850,000 shares were restricted, and the remainder of 4,750,000 were issued pursuant to an S8 registration filing.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

     The Company has not implemented any procedures by which security holders may recommend nominees to the registrant's board of directors.

Form 8-K Information

None.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to Section
302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2009.

32.2	Certification of the Company’s Principal Executive Officer and Chief Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2009

LITEWAVE CORPORATION

By: /S/ FRANCOIS DUMAS
Francois Dumas
President, Chief Executive Officer,
Member of the Board of Directors (Principal
Executive Officer)

By: /S/ WAYNE COCKBURN
Wayne Cockburn
Chief Financial Officer,
Member of the Board of Directors (Principal
Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of Sarbanes Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended June 30, 2009.

32.2	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18
U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002