Form 10-Q
period 2009-09-09
LITEWAVE CORP
filed 2009-11-20
CIK 1096264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended **September 30, 2009**

OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 000-27713

LITEWAVE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	**95-4763671**
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2020 University Street, Suite 2040, Montreal, Quebec	**H3A 2A5**
(Address of Principal Executive Offices)	(Zip Code)

(514) 295-9878
(Registrant's Telephone Number, Including Area Code)

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

[X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐☐	Accelerated filer	☐☐
Non-accelerated filer	☐☐	Smaller reporting company	☐☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 24, 2009 there were 94,315,275 shares of the registrant's Common Stock outstanding.

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

SIGNATURES

LITEWAVE CORP.
(An Exploration Stage Company)

THIRD QUARTER FINANCIAL STATEMENTS

SEPTEMBER 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

LITEWAVE CORP.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	September 30 2009	December 31 2008 (Audited)
ASSETS		
Current		
Cash	$ 168	$ 7,135
Prepaid	143	-
	311	7,135
Natural Gas and Oil Properties (Note 6)		
Unproved properties	60,000	60,000
Mineral Property (Note 8)	-	-
	$ 60,311	$ 67,135
LIABILITIES		
Current		
Accounts payable and accrued liabilities	$ 327,718	$ 293,379
Advances payable (Note 9)	630,840	613,263
Loans and note payable (Note 10)	300,120	286,575
	1,258,678	1,193,217
STOCKHOLDERS' EQUITY (DEFICIENCY)		
Capital Stock		
Authorized:		
100,000,000 common voting shares with a par value of $0.001		
Issued:		
94,315,275 common shares (December 31, 2008: – 79,715,275 common shares)	94,315	79,715
Additional paid-in capital	8,119,173	7,441,973
Deficit Accumulated During The Exploration Stage	(9,411,855)	(8,647,770)
	(1,198,367)	(1,126,082)
	$ 60,311	$ 67,135

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

	Three Month Period Ended September 30 2009	Three Month Period Ended September 30 2008	Nine Month Period Ended September 30, 2009	Nine Month Period Ended September 30, 2008	Period From June 30 1989 (Inception) To September 30 2009
Expenses					
Depreciation	$ -	$ 84	$ -	$ 252	$ 1,152
Consulting	-	-	-	-	2,810,019
Foreign exchange (gain) loss	8,437	(1,561)	11,657	(3,127)	17,957
General and administrative	34	40	180	246	87,837
Interest on loan and notes payable	6,412	6,268	19,061	17,554	109,329
Impairment of natural gas and oil properties	-	-	-	-	748,485
Impairment of intellectual and property rights	-	-	-	-	1,000
Loss on sale of oil and gas property	-	-	-	-	771,648
Marketing and promotion	-	20,885	1,729	60,885	685,390
Mineral property impairment	-	-	584,000	-	584,000
Natural gas and oil operating costs, net of incremental revenue	-	-	-	-	12,876
Permits and licenses	-	-	-	-	1,150
Professional fees	6,293	4,820	37,660	47,745	578,305
Provision for settlement of litigation	-	-	-	-	139,133
Rent	-	-	-	-	99,777
Salaries and benefits	-	-	-	-	36,770
Stock accretion expense	-	-	-	-	1,400,000
Stock based compensation	-	-	107,800	-	870,900
Telephone and utilities	-	-	-	-	72,859
Transfer agent and filing fees	144	-	1,998	550	32,306
Travel	-	-	-	-	320,713
Website development	-	50	-	450	84,141
Write off of advances receivable	-	-	-	-	178,311
Write off of accounts payable	-	-	-	-	(232,203)
	21,320	30,586	764,085	124,555	9,411,855
Net Loss	$ (21,320)	$ (30,586)	$ (764,085)	$ (124,555)	$ (9,411,855)
Basic And Diluted Loss Per Common Share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)	
Weighted Average Number Of Common Shares Outstanding – Basic and Fully Diluted	94,315,275	79,715,275	90,825,054	79,715,275	

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	Nine Month Period Ended September 30 2009	2008	Period From June 30 1989 (Inception) To September 30 2009
Cash provided by (used in):			
Operating Activities			
Net loss	$ (764,085)	$ (124,555)	$ (9,411,855)
Items not involving cash:	-		
Amortization	-	252	1,152
Website development expenses paid by shares of common stock	-	-	56,900
Professional fees paid by shares of common stock	-	-	9,727
Mineral property impairment	584,000	-	584,000
Consulting expenses paid by stock options and warrants	-	-	1,396,362
Write off of advances receivable	-	-	184,311
Professional fees paid by stock options	-	-	100,854
Consulting expenses paid by shares of common stock	-	-	11,740
General and administrative expenses paid by shares of common stock	-	-	3,000
Investor relations expenses paid by shares of common stock	-	60,000	125,000
Impairment of intellectual and property rights	-	-	1,000
Write off of accounts payable	-	-	(232,203)
Impairment of natural gas and oil properties	-	-	748,485
Loss on sale of Bourbon County unproved oil and gas property	-	-	771,648
Interest accrued on loans	19,061	15,304	121,293
Consulting fees accrued	-	-	506,406
Stock-based compensation	107,800	-	870,900
Stock accretion expense	-	-	1,400,000
Foreign exchange	3,553	-	3,553
	(49,671)	(48,999)	(2,747,727)
Changes in non-cash operating working capital items:			
Decrease, (Increase) in Goods and Services Tax receivable	-	1,660	-
Decrease,(Increase) in accounts receivable	-	67	(4,291)
Decrease (Increase) in prepaid expenses	(143)	-	(143)
Increase (Decrease) in accounts payable and accrued liabilities	25,270	(3,021)	703,912
	(24,544)	(50,293)	(2,048,249)
Investing Activities			
Advances receivable	-	-	(184,311)
Acquisition of equipment	-	-	(1,152)
Acquisition and exploration of natural gas and oil properties	-	-	(781,881)
Recovery of natural gas and oil property oil exploration costs	-	-	72,823
Acquisition of intellectual and property rights	-	-	(1,000)
	$ -	$ -	$ (895,521)

(Continued)

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(Stated in U.S. Dollars)

	Nine Month Period Ended September 30 2009	Nine Month Period Ended September 30 2008	Period From June 30 1989 (Inception) To September 30 2009
Financing Activities			
Advances payable	$ **17,577**	$ 885	$ 562,325
Loan proceeds	-	-	200,000
Note payable	-	46,586	1,320,623
Issuance of common stock	-	-	872,400
Share issuance costs	-	-	(11,410)
	17,577	47,471	2,943,938
Change In Cash For The Period	**(6,967)**	(2,822)	168
Cash, Beginning Of Period	**7,135**	14,181	-
Cash, End Of Period	$ **168**	$ 11,359	$ 168

Cash Paid During The Period For:

Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30, 2009

1. BASIS OF PRESENTATION, HISTORY AND ORGANIZATION OF THE COMPANY

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10Q should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2008. The Company assumes that the users of the financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2008, has been omitted. The results of operations for the nine-month period ended September 30, 2009 are not necessarily indicative of results for the entire year ending December 31, 2009.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $9,411,855 for the period from June 30, 1989 (inception) to September 30, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its properties. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

SEPTEMBER 30, 2009

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

4. NEWLY ADOPTED ACCOUNTING POLICIES

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which established the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for Litewave Corp during the third quarter of 2009. The guidance did not have an impact on the Company's financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

a) In May 2009, the FASB issued authoritative guidance for subsequent events. The guidance provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature. The guidance is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The guidance defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of the guidance as of June 15, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30, 2009

4. NEWLY ADOPTED ACCOUNTING POLICIES (Continued)

b) On February 5, 2009, the Company adopted the guidance issued by the Emerging Issues Task Force (“EITF”) on whether mineral rights are tangible or intangible assets, and accordingly mineral property acquisition costs are initially capitalized when incurred. At each fiscal quarter end the Company assesses the carrying costs for impairment. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. Mineral property exploration costs are expensed as incurred.

c) On January 1, 2009 the Company adopted authoritative guidance for transfers of financial assets and interests in variable interest entities. This improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. The adoption of this guidance had no effect on our financial statements or results of operations.

d) On January 1, 2009, the Company adopted guidance issued by the EITF on determining Whether an instrument (or an embedded feature) is indexed to an entity’s own stock. This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The adoption of this guidance had no effect on the financial position and results of operations of the Company.

e) In March 2008, the FASB issued authoritative guidance for disclosures about derivative instruments and hedging activities. The guidance is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's results of operations. The Company adopted the disclosure provisions of the guidance as of January 1, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

f) In December 2007, the FASB issued authoritative guidance for non-controlling interests in consolidated financial statements which established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.

Specifically, this requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. The guidance clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The adoption of this guidance had no effect on our financial statements.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30, 2009

4. NEWLY ADOPTED ACCOUNTING POLICIES (Continued)

g) On January 1, 2009, the Company adopted the revised authoritative guidance for business combinations. The revised guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The guidance also provides direction for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The adoption of this revised guidance had no effect on our financial statements.

5. RECENT ACCOUNTING PRONOUNCEMENTS

a) In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The guidance is effective for the Company commencing January 1, 2010. The Company believes that the guidance will not have a material impact on its financial position, results of operations or cash flows.

b) In June 2009 the FASB issued authoritative guidance which amended existing guidance for the accounting for transfers of financial assets. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for the Company commencing January 1, 2010. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. The Company is assessing the effect that the implementation of this guidance will have on the financial statements.

c) In June 2008, the FASB ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance is effective for the Company on January 1, 2010 and shall be applied retrospectively to all prior periods. The Company believes that the guidance will not have a material impact on its financial position, results of operations or cash flows.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30, 2009

6. NATURAL GAS AND OIL PROPERTIES

The natural gas and oil properties consist of the following at September 30, 2009 and December 31, 2008:

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

b) Distribution Risk

At September 30, 2009, the Company has no producing wells, accordingly at September 30, 2009, no distribution risk exists.

c) Credit Risk

At September 30, 2009, the Company has no producing wells, and no accounts receivable, accordingly at September 30, 2009, no credit risk exists.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30, 2009

8. MINERAL PROPERTY

On February 5, 2009, the Company entered into an agreement with St-Georges Minerals Inc. (St-Georges) (a company with common directors) to acquire a 50% interest in 8 mineral property claims located north of Baie Comeau, Quebec. The fair value of the 14,600,000 common shares issued pursuant to the agreement was initially capitalized in the amount of $584,000. At September 30, 2009, the Company recognized an impairment loss of $584,000, as it has not yet been determined whether there are proven or probable reserves on the property.

9. ADVANCES PAYABLE

Advances payable are unsecured, interest free and repayable on demand. Included in advances payable as at September 30, 2009 is $13,816 (December 31, 2008 - $nil) due to a director, $382,345 (December 31, 2008 - $380,584) due to companies formerly related by virtue of common ownership or former common directors and $77,480 (December 31, 2008 $77,480) due to former directors.

10. LOANS AND NOTE PAYABLE

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30, 2009

11. CAPITAL STOCK

i) Common Stock

On February 27, 2009, and March 26, 2009, the Company issued 9,850,000 and 4,750,000 common shares respectively pursuant to a mineral property option agreement. (Notes 8 and 14).

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

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30, 2009

11. CAPITAL STOCK (Continued)

ii) Stock Options (Continued)

The following is a summary of the stock option activity during the nine month period ended September 30, 2009 and the year ended December 31, 2008:

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

The total fair value of the 5,500,000 options granted during the nine month period ended September 30, 2009 was $107,800 based on the Black-Scholes option pricing model. Since the options vested immediately the Company recorded $107,800 (nine month period ended September 30, 2008 - $nil) in stock-based compensation for options vesting during the period.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30, 2009

11. CAPITAL STOCK (Continued)

iii) Stock-Based Compensation (Continued)

The weighted average assumptions used in calculating the fair value of stock options granted during the nine month periods ended September 30, 2009 and 2008 using the Black-Scholes option pricing model are as follows:

12. RELATED PARTY TRANSACTIONS

Unless disclosed elsewhere in the financial statements, the following represents all significant balances and transactions entered into by the Company with its directors, shareholders or with companies related by virtue of common ownership or common directors:

As at September 30, 2009, accounts payable included an amount of $17,066 (December 31. 2008 -$17,066) to a company with a former common director and an amount of $793 (December 31. 2008 -$793), to a former director.

During the nine month periods ended September 30, 2009 and 2008, the Company paid or accrued $3,510 (2008 - $3,375) in interest expense to a company with a former common director, and issued 8,500,000 common shares with a fair value of $340,000 (2008 - $nil) to St-Georges Minerals Inc., a company with common directors, and 4,900,000 common shares with a fair value of $196,000 (2008 -$nil) to a director and an officer of St-Georges Minerals Inc.

These transactions were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

13. PROVISION FOR SETTLEMENT OF LITIGATION

On October 11, 2002, a judgment, in the amount of $139,133, was entered in the District Court of the Seventh Judicial District of the State of Idaho, in and for the County of Bonneville, against the Company for damages sought for breach of contract under an advertising agreement. The financial statements for September 30, 2009 have reflected the cost of the judgment in the cumulative data.

LITEWAVE CORP.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(Stated in U.S. Dollars)

SEPTEMBER 30, 2009

14. COMMITMENT

On February 5, 2009, the Company entered into an agreement with St-Georges Minerals Inc. (St-Georges) (a company with common directors) to acquire a 50% interest in 8 mineral property claims located north of Baie Comeau, Quebec.

Consideration for the option is as follows:

i) The issuance of 14,600,000 common shares as directed by St-Georges Minerals Inc. (issued)

ii) Cash payments;

  $23,027 (Cdn$25,000) by February 5, 2010;
  $69,082 (Cdn$75,000) by February 5, 2011;

iii) Annual advance royalty payments of $9,211 (Cdn$10,000) per year commencing February 5, 2012.

The property is subject to a 2% net smelter royalty (“NSR”) on commercial production.

15. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the nine month period ended September 30, 2009, the Company issued 14,600,000 common shares pursuant to a mineral property agreement, with a total fair value of $584,000.

16. SUBSEQUENT EVENTS

Subsequent to the period end, the Company initiated a private placement for up to 250 Convertible

Debenture Units (“Unit”). Each Unit will comprise a $1,000 Convertible Note and $500 worth of share purchase warrants. Both the Note and the Warrants are convertible into common stock of the Company at a price equivalent to a 40% discount to the market price at the time of conversion. The Convertible Note will bear interest at 15% per annum. In consideration for services rendered the Company will incur an 8% cash commission upon closing of the Unit offering. The offering is subject to regulatory approval.

As of November 19, 2009 the Company has received subscriptions for 10 units for gross proceeds of $10,000.

The Company evaluated subsequent events through the financial statements filing date of November 19, 2009

17. COMPARATIVE AMOUNTS

The comparative financial statements have been reclassified to conform with the presentation adopted for the current period.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward -looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

     Since we expect to receive additional equity capital and expect to continue our financing efforts for our next 12 months, we furthermore expect to be able to proceed with and/or complete our exploration programs, or meet our administrative expense requirements; this is, however, subject to obtaining additional financing. We anticipate that additional funding will be in the form of equity financing from the public and/or private sale of our common stock. As of September 30, 2009, we had 5,680,000 stock options issued and outstanding, the exercise of which would provide us with an estimated $287,000 in gross proceeds. We cannot assume, however, that any of these options will be exercised. Their exercise is dependent upon many factors, including the trading price of our common stock. We believe that the proceeds from the exercise of all the options that are outstanding (of which we cannot be assured) would be sufficient to cover our anticipated capital needs over our next 12 months.

     Once we have sufficient statistical and scientific data that provides reasonable assurances that we could undertake the development stage in our mining operations, we may seek debt-based financing, in addition to equity financing, to fund the development and extraction phases.

     If we are unable to raise sufficient additional funding through equity financing and/or debt, we will then attempt to obtain joint venture partners on a project by project basis to help alleviate the expenses incurred on each project; this would result in a reduction of our portion of any revenues that may result if a property is successfully developed, of which there can be no assurance. Additional difficulties could lies in the success or failure in renegotiating timelines and fixed payments with property vendors and/or Joint-Venture partners. in order to lower the obligations and allow us to maintain these properties.

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

Exploration Program

     In February 2009, we commissioned an independent geological firm to produce two mineral resource reports, compliant to the National Instrument (NI) 43-101 geological standards of Canada. These reports will be at the center of the Company’s planning process as they become available in late 2009. The company is currently reviewing draft version of the commissioned reports and expect to make them publicly available in the coming weeks. Compilation work on the properties is within the expected timeline. However the planned exploration program is now

Our Exploration Program to Date

     In addition to the technical reports mentioned above, we also sent initial grab samples to an independent metallurgical laboratory and we received results in late August. These results need to be confirmed in the coming weeks prior to be made publicly available.. Additional sampling done on a grid on the properties’ joint venture in the Manicouagan area will also be sent for a mini-bulk test in the coming weeks(slightly less than 100kg). Further compilation work is is now completed. Mapping and sampling of all of the acquired concessions is being finalized.

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

Liquidity and Capital Resources

     Since its inception, the Company has had virtually no revenues from operations and has relied almost exclusively on shareholder loans and private placements to raise working capital to fund operations. At September 30, 2009, the Company had a working capital deficiency of approximately $1,258,367 in Loans, Notes payable and current Accounts Payable. It is anticipated that management will be able to fund the Company's base operations by way of shareholder loans and further private placements for up to twelve months.

     Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand and financing arrangements planned to meet its anticipated needs for working capital for the next twelve months of operations. For business expansion including any new planned capital expenditures, the Company will need to raise additional capital.

     The Company has not established revenues sufficient to cover its operating costs and to allow it to continue as a going concern. A Note to the Financial Statements as at September 30, 2009, states that due to no established source of revenue, there is substantial doubt regarding the Company's ability to continue as a going concern, and as such, the Company is substantially dependent upon its ability to generate sufficient revenues to cover its operating costs.

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

Capital Requirements & Use of Funds

     The Company will be seeking financing of at least $1,500,000 over the next six months to finance further mineral exploration activities. There is no guarantee that the Company will actually be able to complete such financing within that period, or at all. Should this funding not be raised, it would put the ability for the Company to pursue its business plan at risk (See Risk Factors).

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

     The following discussion and analysis explains the financial condition for the period from January 1, 2009 to September 30, 2009, which supplements the financial statements and related notes for that period and the audited financial statements for the fiscal year ended December 31, 2008.

     Revenues. The Company does not anticipate generating production revenue until it completes exploration on its properties, and is unlikely to commence production for several years.

     Expenses. For the three-month period from July 1, 2009 to September 30, 2009, the Company incurred total expenses of $21,320. These expenses included stock-based compensation of $nil, interest expense of $6,412, professional fees of $6,293, a foreign exchange loss of $8,437, transfer agent and filing fees of $144, and general and administrative expenses of $34. For the three-month period from July 1, 2008 to September 30, 2008, the Company incurred total expenses of $30,586. These expenses included professional fees of $4,820, marketing and promotion expenses of $20,885, interest expense of $6,268, transfer agent and filing fees of $nil, website development expenses of $50, a foreign exchange gain of $1,561, depreciation of $84, and general and administrative expenses of $40.

     For the nine-month period from January 1, 2009 to September 30, 2009, the Company incurred total expenses of $764,085. These expenses included an impairment charge of $584,000 to mineral properties, stock-based compensation of $107,800, professional fees of $37,660, interest expense of $19,061, a foreign exchange loss of $11,657, transfer agent and filing fees of $1,998, marketing and promotion expenses of $1,729, and general and administrative expenses of $180. For the nine-month period from January 1, 2008 to September 30, 2008, the Company incurred total expenses of $124,555. These expenses included professional fees of $47,745, marketing and promotion expenses of $60,885, interest expense of $17,554 a foreign exchange gain of $3,127, transfer agent and filing fees of $550, website development expenses of $450, general and administrative expenses of $246 and depreciation of $252.

     Net Loss. For the three-month period from July 1, 2009 to September 30, 2009, the Company recorded a loss from operations of $21,320, compared to a loss from operations of $30,586 in the same quarter of 2008. For the nine-month period from January 1, 2009 to September 30, 2009, the Company recorded a loss from operations of $764,085, compared to a loss from operations of $124,555 in the same periodr of 2008. The total net loss since inception through to September 30, 2009 was $9,411,855.

As at September 30, 2009, the working capital deficiency was $1,258,367.

A. PLAN OF OPERATIONS

Please refer to the Plan of Operation described above, beginning on Page 18.

Plan of Exploration and Exploration Program

Please refer to the information provided above, beginning on Page 19.

B. CAPITAL RESOURCES

     The Company is pursuing private placements and debt financing to fund business development and settle the outstanding advances payable of $630,840, as well as the notes payable with accrued interest of $300,120 and a majority of the accounts payable of $327,718 at September 30, 2009 by conversion to private placement shares and other means. In the meantime, the Company is meeting its obligations through funds loaned by certain management and non-related third parties. The Company anticipates that it will be able to raise further funds through share issuances over the next year that will provide adequate working capital for the next twelve months.

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

Date: November 19, 2009 LITEWAVE CORPORATION

By: /S/ FRANCOIS DUMAS
Francois Dumas
President, Chief Executive Officer,
Member of the Board of Directors (Principal
Executive Officer)

By: /S/ EDWARD G. IERFINO
Edward G. Ierfino
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

Exhibit 31.1

Certification of the

Company’s Principal Executive Officer and Chief Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Securities and Exchange Commission Release 34-46427

I, FRANÇOIS DUMAS, certify that:

1 I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Report”) of Litewave Corporation, a Nevada corporation;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this Report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

     (d) Disclosed in this Report any change in the small business issuer’s internal control over financing reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an Report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

LITEWAVE CORPORATION

Date: November 19, 2009

By: /S/ FRANCOIS DUMAS
Francois Dumas
President, Chief Executive Officer,
Member of the Board of Directors (Principal
Executive Officer)

Exhibit 31.2

Certification of the
Company’s Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, EDWARD G. IERFINO, certify that:

1 I have reviewed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Report”) of Litewave Corporation, a Nevada corporation;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this Report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

     (d) Disclosed in this Report any change in the small business issuer’s internal control over financing reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an Report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 19, 2009 LITEWAVE CORPORATION

By: /S/ EDWARD G. IERFINO
Edward G. Ierfino
Chief Financial Officer,
Member of the Board of Directors (Principal
Executive Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Report of Litewave Corp. a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, FRANCOIS DUMAS, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 24, 2009

/S/ FRANCOIS DUMAS

Francois Dumas

President, Chief Executive Officer, and a Member of the Board of Directors (Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Report of Litewave Corp. a Nevada corporation (the “Company”), on Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, EDWARD G. IERFINO, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:November 19, 2009

/S/ EDWARD G. IERFINO

Edward G. Ierfino
Chief Financial Officer, and a Member of the Board of Directors
(Principal Executive Officer)